Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1996-10-01
CIK 763566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         December 31, 1995
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ----------------------

Commission file                    0-14645
                ----------------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                         23-2361261
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA 19102
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:    20,593.3 Units
                                                            --------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes ___  No_X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the Registrant: Not Applicable*

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.     Business

            a.   General Development of Business

            Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

            Registrant is presently in its operating stage. It originally owned four properties or interests therein. Its interest in one property has been lost through foreclosure. See Item 2. Properties, for a description thereof. It currently owns three properties or interests therein. For a discussion of the operations of the Registrant, see Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

            b.   Financial Information about Industry Segments

                 The Registrant operates in one industry segment.

            c.   Narrative Description of Business

                 Registrant is in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

                 Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. Two of the properties are held for rental operations and one is operated as a hotel. As of the date hereof it is anticipated that all the properties will continue to be held for these purposes. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                 As of December 31, 1995, Registrant owned three properties (or interests therein), located in Pennsylvania (one), Maryland (one), and Georgia
(one). In total, the three properties contain 269 apartment units, 72,307 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 1995, 253 of the apartment units were under lease at monthly rental rates ranging from $650 to $1,315 and approximately 64,769 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $24.53 per sf.

Throughout 1995, all of the hotel rooms were available for use. During 1995, the hotel maintained an average nightly room rate of $94.54 and average occupancy of 78%. Rental of the apartments and commercial space is not expected to be seasonal. However the hotel does experience seasonal changes, with the busiest months being April and May and the slowest months being January, August and September. For further discussion of the properties, see Item 2. Properties.

                 The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. One residential property is located in the suburbs of Philadelphia and the other is located in the Historic District of the Inner Harbor in Baltimore. In both locations the competition for tenants remains stiff and several similar buildings exist. The apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

                 The hotel is located in Savannah, Georgia and is one of several historic buildings which have been converted into hotels and inns. The hotel relies heavily on the tourist trade which is on the upswing in Savannah, in part due to its proximity to Atlanta, the site of the 1996 Summer Olympics. The hotel is generally considered to be a market leader, due to its location on "River Street", the main shopping and entertainment area on the river, and the fact that it provides a full array of hotel amenities, not just a "bed and breakfast" atmosphere.

                 Registrant  has  no  employees.   Registrant's  activities  are
overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

            d. Financial Information About Foreign and Domestic Operations and Export Sales.

                 See Item 8. Financial Statements and Supplementary Data.

Item 2.     Properties

            As of the date hereof, Registrant owned three properties, or interests therein. A summary description of each property held at December 31, 1995 is given below.

            a. Tindeco Wharf - consists of 240 apartment units and approximately
41,307 sf of  commercial  space  located  at 2809  Boston  Street in the  Fell's
Point-Canton Historic District of Baltimore, Maryland. In October 1985, Registrant was admitted with an 85% interest, to Tindeco Wharf Partnership ("TWP"), a Maryland general partnership, for a cash contribution of $7,271,300. Registrant subsequently increased its ownership interest in TWP to 90% by purchasing an additional 5% interest for $262,500. TWP acquired and rehabilitated this Property at an approximate cost of $28,600,000 ($66 per sf), funded by the equity contribution and mortgage financing of $21,869,600. The mortgage financing is comprised of mortgage revenue bonds and a Urban Development Action Grant ("UDAG") loan. Other financing includes a loan from the developer of $2,300,000 and operating deficit loans from both the property manager and D, LTD (See Part III, Item 10e) in the original amounts of $300,000 and $200,000 respectively. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide various escrow deposits and required reserves.

                 The City of Baltimore issued mortgage revenue refunding bonds, Series 1992, (GNMA collateralized) for the purpose of providing permanent financing for TWP. The bonds are backed by a HUD-insured mortgage ("the note"). The note, held by GNMA as lender, bears interest at a rate of 9.75% per annum and is secured by a first mortgage on the property. Principal and interest is payable in monthly installments of $143,801. The note matures December 2028. The refunding issue bears interest at an average rate of 6.62%. The difference in the interest on the mortgage and the refunding bonds is returned to the Partnership for operations.

                 The principal balance of the bonds were $16,980,349 at December 31, 1995. The bonds are comprised of both serial and revenue bonds. The serial bonds bear interest rates ranging from 2.75% to 6.7% and mature semi-annually from June 1997 through December 2006. The term bonds bear interest at rate ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 1995) bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 1995) and the operating deficit loans (principal balances of $300,000 and $0, respectively, at December 31, 1995) all bear interest at 12% and are payable on a pro-rata basis out of cash flow from the property. The property is managed by BCMI. As of December 31, 1995, 225 apartment units (94%) and 37,453 sf of commercial space (85%) were under lease. Monthly rental rates range from $725 to $1,315 for apartments and annual rental rates range from $5.33 per sf to $18.54 per sf for commercial space.

                 All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 95% for 1994, 92% for 1993, 94% for 1992 and 100% for 1991. The monthly rental range has been approximately the same since 1991. The occupancy for the commercial space for the previous four years has been 93% for 1994, 93% for 1993, 95% for 1992 and 100% for 1991. The range for annual rents has been $10.30 per sf to $22.39 per sf for 1994, $5.88 to $21.36 per sf for 1993, $5.28 to $15.96 per sf for
1992 and $7.08 to $14.16 per sf for 1991. There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a medical office, restaurant, a fitness club and a travel agency.

            The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                                 Total annual       % of gross
                Number of       Total sf of     rental covered     annual rental
      Years  leases expiring  expiring leases  by expiring leases  from property

      1996           1            17,050           $264,504              8%
      1997           0                 0                  0              0%
      1998           1               950             11,324             <1%
      1999           3             8,199            127,805              4%
      2000           1             4,469             56,443              2%
      Thereafter     2             8,695             84,828              3%

            The Registrant has entered into lease negotiations with the large tenant whose lease is due to expire in October 1996. The Registrant believes that it is likely that a lease extension will be signed, extending the current termination date until June 1997 at a rent level which is 30% lower than the current rental rate. The Registrant believes that is probable that at the end of the extension period, a long-term lease (8-10 years) will be signed at the reduced rental rate.

            For tax purposes, this property has a federal tax basis of $28,105,775 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $407,185 which is based on an assessed value of $6,719,220, taxed at a rate of $6.06 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

            b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 21,500 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the Property for $8,900,409 ($127 per sf), including financing, through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bear interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% (5.375% at December 31, 1995) The principal balance of the bonds at December 31, 1995 is $5,800,000 and they are due in 2015. The property is managed by BCMI. As of December 31, 1995, 17,816 sf of its 21,500 sf (83%) of commercial space was under lease at annual rental rates ranging from $5.53 to $24.53 per sf. The Property also maintains 44 operating hotel rooms at an average nightly rate of $94.54; average occupancy for 1995 was approximately 78%.

                 The hotel occupancy rate for the previous four years has been 74% for 1994, 71% for 1993, 72% for 1992 and 67% for 1991. The average room rates have been $90.18 for 1994, $86.59 for 1993, $86.44 for 1992 and $85.00 for

1991. The occupancy for the commercial space for the previous four years has been 92% for 1994, 83% for 1993, 80% for 1992 and 63% for 1991. The range for annual rents has been $1.58 to $23.12 per sf for 1994, $1.56 to $23.16 per sf for 1993, $5.28 to $15.96 per sf for 1992 and $3.72 to $22.92 per sf for 1991.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

                 The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                                 Total annual       % of gross
               Number of        Total sf of     rental covered     annual rental
  Years     leases expiring   expiring leases  by expiring leases  from property

  1996              3             6,425           $80,544                 5%
  1997              0                -0-               -0-                0%
  1998              2             1,983            26,804                 2%
  1999              3             1,219            17,700                 1%
  2000              3             3,096            48,887                 3%
  Thereafter        1             5,093            37,661                 2%

            Although no firm commitments have been made, the Registrant anticipates that the three leases which are scheduled to expire in 1996, will be extended for at least an additional year, due to the long-standing tenancy of the merchants and the availability of renewal options under their leases.

            For tax purposes, this property has a federal tax basis of $8,863,762 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,904 which is based on an assessed value of $908,667, taxed at a rate of $3.40 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

            c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,155,227 at December 31, 1995) bears interest at the Federal Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7.25% at December 31, 1995) and is callable on May 1, 1996 when the total outstanding balance will be $1,081,704. The Registrant anticipates that upon providing additional information to the lender, the loan will be reinstated and the principal balance due in October 2005. The property is managed by an independent property management firm. As of December 31, 1995, all commercial space is rented out at annual rates ranging from $6.00 per sf to $12.00 per sf.

At December 31, 1995, 28 of the residential units (97%) were under lease at monthly rental rates ranging from $650 to $1,050.

                 All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 98% for 1994, 92% for 1993, 97% for 1992 and 100% for 1991. The monthly rental range has been approximately the same since 1991. The occupancy for the commercial space for the previous four years has been 100% for 1994, 100% for 1993, 100% for 1992 and 100% for 1991. The range for annual rents has been $6.00 to $13.23 per sf for 1994, $6.12 to $12.12 per sf for 1993, $6.00 to $11.52 per sf for 1992 and
$6.00 to $11.52 per sf for 1991.

                 The following is a table showing commercial lease expirations at Washington Square for the next five years.

                                                 Total annual       % of gross
               Number of        Total sf of     rental covered     annual rental
  Years     leases expiring   expiring leases  by expiring leases  from property

  1996              4             7,600           $ 61,639                18%
  1997              0                 0                  0                 0%
  1998              0                 0                  0                 0%
  1999              1             1,900             17,575                 5%
  2000              0                 0                  0                 0%
  Thereafter        0                 0                  0                 0%

                 Although no firm commitments have been made, the Registrant anticipates that four leases which are scheduled to expire in 1996, will be extended for at least an additional year, due to the long-standing tenancy of the merchants and the availability of renewal options under their leases.

                 For tax purposes of depreciation, this property has federal tax basis of $2,840,483 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,059 which is based on an assessed value of $119,610 taxed at a rate of $242.95 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.     Legal Proceedings

            a. For a description of legal proceedings involving Registrant's properties, see Part II, Item 7. River Street Inn/Factor's Walk Partners.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters

            a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 114 Units of record were sold or exchanged in 1995.

            b. As of December 31, 1995, there are 2,562 record holders of Units.

            c.   Registrant has not declared any cash dividends in 1995 or 1994.

Item 6.     Selected Financial Data

            The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                        1995       1994         1993        1992        1991
                        ----       ----         ----        ----        ----

  Rental income     $4,103,099  $3,950,879  $3,763,979  $3,418,773   $3,516,818
  Hotel revenues     1,230,057   1,108,942   1,227,925   3,007,997    2,697,852
  Interest income       28,988       9,219      10,300     121,721      121,721
  Net loss          (2,426,416) (2,869,321) (4,825,243) (4,348,359)  (4,348,359)
  Net loss per Unit    (116.65)    (137.94)    (231.97)    (209.04)     (209.04)
  Total assets      29,418,648  30,742,909  31,466,054  38,107,985   38,107,985
  (net of
  depreciation and
  amortization)
  Debt obligations  33,161,299  33,527,230  33,547,443  35,562,071   35,562,071

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

            (1)  Liquidity

                 At December 31, 1995, Registrant had cash of approximately $114,922. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                 As of December 31, 1995, Registrant had restricted cash of $692,027 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                 In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Factor's Walk, if the final outcome was adverse to the Registrant, the property could be foreclosed. If a foreclosure were to occur, it is not likely to have a significant impact on the Registrant's liquidity, as this property has generated little or no cash flow to the
Registrant. In addition, if Capital Bank executes its judgment on the Registrant, it is expected to have significant impact on the Registrant's liquidity as no cash will be available to pay the operating expenses of the properties.

                 It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

            (2)  Capital Resources

                 Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future. Accordingly, at December 31, 1995, Registrant's material commitment for capital expenditures consists solely of required debt service.

            (3)  Results of Operations

                 During 1995, Registrant incurred a net loss of $2,426,416 ($116.65 per limited partnership unit), compared to a net loss of $2,869,321
($137.94 per limited partnership unit), in 1994 and a net loss of $4,825,243 ($231.97 per limited partnership unit), in 1993.

                 Rental and hotel income increased from $4,991,904 in 1993 to $5,059,821 in 1994 to $5,333,156 in 1995. The increase from 1994 to 1995 is the result of an increase of $152,000 in rental income and $121,000 in hotel income. The increase in rental income is mainly the result of an increase in average residential occupancy and average rental rates at both Tindeco Wharf and Washington Square and an increase in the occupancy of the commercial space at Tindeco Wharf. The increase in hotel income is the result of an increase in average room rates at Factor's Walk ($90.18 to $94.54) and an increase in average occupancy (74% to 78%). The increase from 1993 to 1994 is the result of an increase of $187,000 in rental income and decrease of $119,000 in hotel income. The increase in rental income is mainly the result of an increase in residential occupancy at both Tindeco Wharf and Washington Square and an increase in the occupancy of commercial space at Factor's Walk. The decrease in hotel income is the result of an increase in average room rates at Factor's Walk ($86.59 to $90.18) and an increase in occupancy partially offset by the loss of one of the Registrant's properties (also a hotel) in 1993 through foreclosure (see below).

                 Interest income remained constant from $10,300 in 1993 to $9,219 in 1994 and increased to $28,988 in 1995. The increase from 1994 to 1995 is the result of an increase in the restricted cash which generates the interest income.

                 Rental operations expenses increased from $1,556,301 in 1993 to $1,590,865 in 1994 and to $1,654,247 in 1995. The increase from 1994 to 1995 is due to higher operating expenses at Tindeco Wharf including wages and salaries, utilities, management fees and insurance. The increase in operating expenses is proportional to the increase in occupancy in both the residential units and commercial space. The increase from 1993 to 1994 is due to higher operating expenses at Tindeco Wharf including management fees, real estate taxes, and general and administrative. Hotel operations expense decreased from $1,333,260 in 1993 to $1,018,311 in 1994 and remained constant to $1,037,365 in 1995. The decrease from 1993 to 1994 is due to the settlement in 1993 of a dispute concerning management fees owed to the previous management company at Factor's Walk (see below).

                 General and administrative expenses remained constant from $198,000 in 1993, 1994 and 1995.

                 Interest expense increased from $2,571,868 in 1993 to $3,478,235 in 1994 and decreased to $3,231,126 in 1995. The decrease from 1994 to 1995 is the result of an the accrual of interest at Factor's Walk on the judgment in 1994 partially offset by an increase in the average interest rate on both the Washington Square and Factor's Walk loans combined with an increase at Tindeco Wharf due to accrual of interest on a higher balance on the second mortgage in 1995. The increase from 1993 to 1994 is due to the increase in interest rates at Factor's Walk and the second mortgage at Tindeco Wharf, the accrual of interest at Factor's Walk in 1994, on amounts owed, upon which interest had not been accrued in prior years and the accrual of interest on the judgment relating to the Morrison-Clark Inn. The interest on Factor's Walk should have been accrued in previous years but due to immateriality, no adjustment was made to prior years' financial statements. The increase is also due to the accrual of interest on the judgment at Factor's Walk. All interest rate increases reflected in the base indexes from which the Registrant's rates are derived.

                 Depreciation and amortization increased from $1,621,508 in 1993 to $1,652,950 in 1994 and to $1,667,832 in 1995. The increase from 1993 to 1994 is the result of depreciation on additions to property relating to the judgment at Factor's Walk

                 In 1995, losses of $1,923,450 were incurred at the Registrant's three properties compared to $2,403,410 in 1994 and $4,338,971 in 1993. A discussion of property operations/activities follows:

            In 1995, Tindeco Wharf sustained a loss of $1,549,544 including $1,151,400 of depreciation and amortization expenses and $874,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) compared to $1,504,919 including $1,135,336 of depreciation and amortization expense and $641,000 of deferred interest in 1993 and a loss of $1,419,504, including $1,124,145 of depreciation and amortization expense and $901,200 of deferred interest in 1993. The increased loss is due to an increase in interest expense and other operating expenses such as wages and salaries, utilities, management fees and insurance partially offset by an increase in rental and interest income. Interest expense increased due to the accrual of interest on a higher balance on the second mortgage. The increase in operating expenses and rental income is due to an increase in occupancy in both the residential units and commercial space and a proportionate increase in the operating expenses. Interest income increased due to a higher cash balance throughout the year. The increased loss from 1993 to 1994 is due to an increase in interest expense and other operating expenses such as management fees, real estate taxes, and general and administrative offset by an increase in rental income. Interest expense increased due to a scheduled increase in the interest rate (3% to 7.5%) on the second mortgage. The increase in rental income is the result of an increase in residential occupancy from 92% to 95% and an increase in the average rents.

            On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from TWP to the Registrant, that had been assigned to it, in the amount of $261,600 which bears interest at 10% with the entire principal and interest due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment provides that all future distributions, in any form, due to the Registrant on account of its ownership interest in TWP, be immediately delivered to it. Interest accrued during 1995 was $2,864. This note was repaid in 1995.

            In 1995, River Street Inn sustained a loss of $354,314 including $354,747 of depreciation expense compared to a loss of $865,885 including
$353,669 of depreciation expense in 1994 and a loss of $510,687, including $333,478 of depreciation expense in 1993. The decreased loss from 1994 to 1995 is the result of an increase in hotel income combined with an increase in interest expense. The increase in hotel income is the result of an increase in average room rates at Factor's Walk ($90.18 to $94.54) and an increase in average occupancy (74% to 78%). The increase in interest rates is the result of an increase in the average interest rate on the both the mortgage and on amounts owed to the guarantor which accrues interest at prime plus 2%. The increase in the loss from 1993 to 1994 is the result of the judgment entered against FWP (see below) in combination with an increase in hotel income and a decrease in hotel operations expense partially offset by an increase in interest expense. Hotel income increased due to an increase in average room rates ($86.59 to

$90.18) and an increase in occupancy from 71% to 74%. Hotel operations expense decreased due to the settlement in 1993 of a dispute concerning management fees owed to the previous management company (see below). Interest expense increased due to an increase in the interest rates on the bonds (4.5% to 6%).

            FWP has been involved in two legal proceedings as discussed below:

            (a) J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrues interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program. Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the appeal. A final outcome adverse to FWP is a reasonable probability. However, FWP continues to participate in negotiations with Jones, which the Registrant believes will lead to a settlement that will allow FWP to retain ownership of the property. If no settlement occurs and an adverse appellate ruling is handed down, the property could be foreclosed.

            (b) In October 1992, FWP terminated its contract with the existing management company, Great Inns of America ("GIA"), and hired a new management company. In February 1993, GIA filed suit in the United States District Court for the Southern District of Georgia in the matter of Great Inns of America, Inc. v. Factor's Walk Partners for breach of contract and tortious interference. On September 10, 1993 the lawsuit was settled for $102,670, of which $25,000 was paid at the time of settlement and equal monthly installments of $6,472 are payable commencing October 10, 1993 and continuing until September 10, 1994. As of December 31, 1995, this obligation has been repaid.

            On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Registrant, that had been assigned to it, in the amount of $55,951 which bears interest at 10% with the entire principal and interest due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. The judgment provides that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP, be immediately delivered to it. Interest accrued during 1995 was $2,226. This note was repaid in 1995.

            In 1995, Washington Square sustained a loss of $19,592 including $110,227 of depreciation expense compared to a loss of $32,606 including
$110,003 of depreciation expense in 1994 and a loss of $52,039 including $109,943 of depreciation expense in 1993. The decreased loss from 1994 to 1995 is mainly the result of an increase in rental income due to a higher average rental rates. The decreased loss from 1993 to 1994 is mainly the result of an increase in rental income due to an increase in average occupancy (92% to 97%). The decreased loss from 1992 to 1993 is primarily due to the inclusion in 1992 of interest expense, relating to previous years, due to the property manager on amounts advanced to fund negative cash flow. Registrant expects operations in 1996 to approximate those experienced in 1995.

            On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the amount of $404,046 which bears interest at 10% with the entire principal and interest due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. Interest accrued during 1995 was $45,430. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1995 is $488,433.

            In 1993, the Registrant recognized a loss of $2,356,741 and $2,340,510 in extraordinary losses from the foreclosure of one property. The foreclosure was as follows:

            The Registrant recognized a loss of a loss of $2,356,741 in 1993 at the Morrison-Clark Inn . As a result of insufficient cash flow generated by the property, Mass & L was unable to make scheduled debt service payments. In 1992, the lender notified Mass & L of the default under both notes and made a demand for payment. In May 1992, in order to forestall the threatened foreclosure by the lender, a reorganization petition was filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. In addition, the lender filed a claim against the Registrant on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1996. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement for several years for similar consideration. Included in operations for 1993 is an extraordinary loss of $2,340,510 representing the difference between the fair market value of the assets relinquished and the liabilities satisfied.

           Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.     Financial Statements and Supplementary Data

            Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                          Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors II (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $20,637,093 and $21,583,406 as of December 31, 1995 and 1994, and total revenues of $3,483,636 and $3,319,873, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 13, 1996

                          Independent Auditor's Report

To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying consolidated balance sheet of Tindeco Wharf Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 1995, and the result of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 18, 1996, on our consideration of Tindeco Wharf Partnership's internal control structure and in its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


Reznick Fedder and Silverman
Baltimore, Maryland
January 18, 1996

                         DIVERSIFIED HISTORIC INVESTORS II
                              (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                      Page

   Consolidated Balance Sheets at December 31, 1995 and 1994              17

   Consolidated  Statements  of  Operations  for the  Years  Ended
     December 31, 1995, 1994, and 1993                                    18

   Consolidated  Statements of Changes in Partners' Equity for the
     Years Ended December 31, 1995, 1994, and 1993                        19

   Consolidated  Statements  of Cash  Flows  for the  Years  Ended
     December 31, 1995, 1994, and 1993                                    20

   Notes to consolidated financial statements                             21-29

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation                 31

   Notes to Schedule XI                                                   32










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        DIVERSIFIED HISTORIC INVESTORS II
                        ---------------------------------
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 1995 and 1994

                                     Assets

                                                     1995              1994
                                                ------------       ------------
Rental properties at cost:
   Land                                         $    934,582       $    934,582
   Buildings and improvements                     39,414,132         39,296,842
   Furniture and fixtures                          2,650,472          2,566,749
                                                ------------       ------------

                                                  42,999,186         42,798,173
   Less - accumulated depreciation               (16,210,001)       (14,575,699)
                                                ------------       ------------
                                                  26,789,185         28,222,474

Cash and cash equivalents                            114,922            101,340
Restricted cash                                      692,027            607,039
Accounts receivable                                   50,030             31,298
Other assets (net of accumulated
   amortization of $180,216 and $147,153)          1,772,484          1,780,758
                                                ------------       ------------

            Total                               $ 29,418,648       $ 30,742,909
                                                ============       ============

                        Liabilities and Partners' Equity

Liabilities:
   Debt obligations                             $ 33,161,299       $ 33,527,230
   Accounts payable:
       Trade                                         866,737            717,773
       Related parties                               678,569            816,878
   Interest payable                                6,928,557          5,887,209
   Tenant security deposits                          241,704            247,139
   Other liabilities                               2,381,497          1,959,979
                                                ------------       ------------

            Total liabilities                     44,258,363         43,156,208
                                                ------------       ------------

Partners' equity                                 (14,839,715)       (12,413,299)
                                                ------------       ------------

            Total                               $ 29,418,648       $ 30,742,909
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS II
                        ---------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                             1995         1994         1993
                                          ----------   ----------  -----------

Revenues:
   Rental income                         $ 4,103,099  $ 3,950,879  $ 3,763,979
   Hotel income                            1,230,057    1,108,942    1,227,925
   Interest income                            28,998        9,219       10,300
                                         -----------  -----------  -----------

       Total revenues                      5,362,154    5,069,040    5,002,204
                                         -----------  -----------  -----------

Costs and expenses:
   Rental operations                       1,654,247    1,590,865    1,556,301
   Hotel operations                        1,037,365    1,018,311    1,333,260
   General and administrative                198,000      198,000      198,000
   Interest                                3,231,126    3,478,235    2,571,868
   Depreciation and amortization           1,667,832    1,652,950    1,621,508
   Loss on disposal of property                  -0-          -0-      206,000
                                         -----------  -----------  -----------

       Total costs and expenses            7,788,570    7,938,361    7,486,937
                                         -----------  -----------  -----------

Loss before extraordinary item            (2,426,416)  (2,869,321)  (2,484,733)

Extraordinary loss                               -0-          -0-   (2,340,510)
                                         -----------  -----------  -----------

Net loss                                 ($2,426,416) ($2,869,321) ($4,825,243)
                                         ===========  ===========  ===========

Net loss per limited partnership unit:
   Loss before extraordinary item            (116.65)     (137.94)     (119.45)
   Extraordinary loss                             -0-          -0-     (112.52)
                                         -----------  -----------  -----------
                                         ($   116.65) ($   137.94) ($   231.97)
                                         ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS II
                         ---------------------------------
                              (a limited partnership)

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
               ------------------------------------------------------

                For the Years Ended December 31, 1995, 1994 and 1993


                                       Dover
                                      Historic      Limited
                                     Advisors(1)    Partners(2)        Total
                                     -----------    -----------        -----

Percentage participation in
  profit or loss                         1%            99%              100%
                                         ==            ===              ====

Balance at December 31, 1992         (218,608)      (4,500,127)      (4,718,735)
Net loss                              (48,252)      (4,776,991)      (4,825,243)
                                 ------------     ------------     ------------


Balance at December 31, 1993         (266,860)      (9,277,118)      (9,543,978)
Net loss                              (23,608)      (2,337,232)      (2,360,840)
                                 ------------     ------------     ------------

Balance at December 31, 1994         (290,468)     (11,614,350)     (11,904,818)
Prior period adjustment                (5,085)        (503,396)        (508,481)
Net loss                              (24,264)      (2,402,152)      (2,426,416)
                                 ------------     ------------     ------------

Balance at December 31, 1995     ($   319,817)    ($14,519,898)    ($14,839,715)
                                 ============     ============     ============




 (1)  General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 1995, 1994, and 1993.

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS II
                         ---------------------------------
                              (a limited partnership)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------

                For the Years Ended December 31, 1995, 1994 and 1993

                                                1995        1994        1993
                                             ----------  ----------  ----------

Cash flows from operating activities:
   Net loss                                 ($2,426,416)($2,869,321)($4,825,243)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                 1,667,832   1,652,950   1,621,508
Bad debt expense                                    -0-         -0-     206,000
Extraordinary loss on extinguishment of debt        -0-         -0-   2,340,510
Minority interests' portion of loss                 -0-         -0-         -0-
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   (Increase) decrease in restricted cash       (84,988)     (9,171)     38,628
   (Increase) decrease in accounts              (18,732)        399       5,279
   receivable
   Increase in other assets                     (25,256)    (13,660)     (1,761)
   Increase in accounts payable - trade         148,964     217,168      15,617
   Increase (decrease) in accounts             (138,309)   (824,896)    364,716
     payable - related parties
   Increase in interest payable               1,041,348     778,531     614,852
   (Decrease) increase in tenant security        (5,435)     35,602        (112)
   deposits
   Increase in other liabilities                421,518   1,959,980         -0-
                                            ----------- ----------- -----------
        Net cash provided by operating
          activities:                           580,526     927,582     379,994
                                            ----------- ----------- -----------
Cash flows from investing activities:
   Capital expenditures                        (201,013)   (827,483)   (106,374)
                                            ----------- ----------- -----------
        Net cash used in investing
          activities:                          (201,013)   (827,483)   (106,374)
                                            ----------- ----------- -----------
Cash flows from financing activities:
   Borrowings under debt obligations                -0-      43,423         -0-
   Payments of principal under debt            (365,931)    (63,636)   (288,026)
   obligations
   Other financing activities                        -0-        -0-      (4,752)
                                            ----------- ----------- -----------
        Net cash used in financing
          activities:                          (365,931)    (20,213)   (292,778)
                                            ----------- ----------- -----------
Increase (decrease) in cash and cash             13,582      79,886     (19,158)
  equivalents
Cash and cash equivalents at beginning of       101,340      21,454      40,612
  year                                     ----------- ----------- -----------
Cash and cash equivalents at end of year    $   114,922 $   101,340 $    21,454
                                            =========== =========== ===========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for interest    $ 1,848,790 $ 2,223,822 $ 1,561,485
Supplemental Schedule of Non-Cash
  Investing and financing activities:
   Net assets transferred for liability
     reduction:
        Net assets transferred                        0           0 $ 5,070,245
        Liability reduction                           0           0 $ 2,729,735

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS II
                         ---------------------------------
                              (a limited partnership)


NOTE A - ORGANIZATION

Diversified Historic Investors II (the "Partnership") was formed in December 1984 to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, utilizing mortgage financing and the net proceeds from the sale of limited partnership units. Rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code. The General Partner, Dover Historic Advisors, whose corporate partner is DHP, Inc., (formerly Dover Historic Properties, Inc.), has the exclusive responsibility for all aspects of the Partnership's operations

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.    Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of two subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for the years presented.

2.    Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.    Finance Costs

Loan fees have been incurred with respect to certain loans. Such fees are being amortized over the terms of the related loans (18 to 40 years) and being charged to amortization expense.

The Partnership prepaid all amounts due under a ground lease for one of its properties. Such prepayment is being amortized over the term of the lease (75 years) and being charged to amortization expense.

Tindeco Wharf Partnership incurred $791,054 of settlement fees in conjunction with the bond refinancing. These settlement fees are included in other assets and are being amortized to amortization expense over the term of the bond issue. Accumulated amortization was $74,920 and $52,264 at December 31, 1995 and 1994, respectively.

4.    Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.    Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 1995, 1994 and 1993).

6.    Reclassifications

Certain amounts in the 1993 financial statements have been reclassified to conform with the format adopted in 1994.

7.    Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

8.    Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

9.    Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficits and has been unable, or anticipates it will be unable, to obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December of each year.

10.   New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - PRIOR PERIOD ADJUSTMENT

On January 1, 1994, a judgment was entered against the Partnership (See Note F Commitments and Contingencies) in the amount of $1,069,017 consisting of $648,018 in construction costs and $420,999 in accrued interest. The judgment was not accrued in 1994. In addition, interest on the judgment in the amount of $61,562 was not accrued and depreciation on the construction costs in the amount of $25,921 was not expensed for the year ended December 31, 1994. Accordingly, the financial statements for the year ended December 31, 1994 have been restated to reflect the above obligations as follows:

Net loss as previously reported                                   ($  2,360,840)
Interest expense                                                       (482,560)
Depreciation expense                                                    (25,921)
                                                                  -------------
Net loss as restated                                              ($  2,869,321)
                                                                  =============

Net loss per limited  partnership  unit, as previously stated         ($ 113.49)
Interest expense                                                         (23.20)
Depreciation expense                                                      (1.25)
                                                                  -------------
Net loss per limited partnership unit, as restated                    ($ 137.94)
                                                                  =============

NOTE D - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                             December 31,
                                                          1995           1994
                                                          ----           ----
Mortgage  loan,  interest  only at TENR  plus  1/2%  $ 5,800,000     $ 5,800,000
(5.375%  and 6% at  December  31,  1995  and  1994,
respectively) (TENR is a rate based upon yields of high quality, short-term, tax exempt obligations), subject to certain adjustments, to a maximum of 15%; principal due in 2015, collateralized by the related rental property (A)

Mortgage loan,  interest at 12%,  collateralized by     1,800,000      1,800,000
the  related  rental   property  with  maturity  at
January 1, 1992 (B)

Mortgage  loans,  interest at the  Federal  Reserve     1,155,227      1,223,214
Discount  rate plus 2% with a  minimum  of 7% and a
maximum of 15% (7.25% and 7% at December  31, 1995,
and 1994,  respectively),  principal  and  interest
payable  monthly  based on a  20-year  amortization
schedule at the  foregoing  rates of  interest,  as
applicable;  callable  by the  lender  in 1996,  at
which  time  the  balance  will  be   approximately
$1,081,704; collateralized by the related rental property (C)

Mortgage    revenue   bonds    comprised   of   the    16,980,349     17,046,806
following:   $1,440,000   Serial  Bonds,   interest
rates   ranging  from  2.75%  to  6.10%,   maturing
semi-annually  from June 20, 1996, to December 20,
2006;   $1,650,000  Term  Bonds,  interest at 6.5%,
maturing December 20, 2012; $8,260,000 Term Bonds, interest at 6.6%, maturing December 20, 2024;
$5,605,000  Term Bonds,  interest at 6.7%, maturing
December 20, 2028; collateralized by the related rental property

Notes  payable  to a property  management  company,       172,252        300,000
bearing interest at 12% per annum; principal and interest to be repaid from the earliest positive cash flow from operations or capital transactions, or within 90 days of termination of the management agreement; unpaid principal and interest due upon the earlier of sale or refinance of the property or December 1, 2007

Note payable;  interest  accrues at 12%;  principal           -0-        103,739
and   interest  to  be  repaid  from  the  earliest
positive cash flow from operations; unsecured and due on demand

Second  mortgage  loan,  principal  and interest at     4,953,471      4,953,471
7.5%, payable in monthly installments of $36,606 to August 2004, at which time the balance of approximately $3,948,784 is due; collateralized by the related rental property (D)

Note payable to the developer, interest accrues at
12%, of which 6%  interest  is  payable  annually;
deferred  interest is  payable  out of  cash  flow
after a preference return to the Partnership  with
interest  accruing on the unpaid amount; principal
and unpaid interest  due at the earlier of sale or
refinancing of the property or 2005; unsecured          2,300,000      2,300,000
                                                      -----------    -----------
                                                      $33,161,299    $33,527,230
                                                      ===========    ===========

(A) The partnership has the right to convert the interest rate to a fixed rate, based upon market conditions at the time of conversion.

    A private corporation provides an interest guarantee on these bonds. The guarantor charges an annual fee of approximately 2% of the outstanding balance of the bonds.

(B) Interest payments were not made after August, 1991. Lender declared default and accelerated payment of the note in February 1992. The partnership which owns the property filed a petition of reorganization in May 1992. In November 1992, the automatic stay was lifted and the property which collateralizes this loan was foreclosed by the lender in February 1993. However, the partnership guaranteed $1,800,000 of the original note balance, which is included in debt obligations.

(C) Although  the   loan   is  callable  on   May  1,  1996,   the   Partnership
    anticipates that upon providing additional information to the lender, the loan will be reinstated and the principal balance due in October 2005.

(D) Interest and principal after August 1, 1990, is due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No additional interest was paid during 1995, 1994 or 1993.

Approximate maturities of mortgage loan obligations at December 31, 1995, for each of the succeeding five years are as follows:

Year Ending December 31,

                           1996          $ 1,949,204
                           1997              162,166
                           1998              176,286
                           1999              191,671
                           2000              208,436
                           Thereafter     30,473,536
                                         -----------
                                         $33,161,299
                                         ===========

NOTE E - ACQUISITIONS

The Partnership acquired one property and three general or limited partnership interests in Ventures during the period August 1985 to October 1985, as discussed below.

In August 1985, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owns a building located in Savannah, Georgia, consisting of 21,500 commercial square feet and a 44 room hotel, for a cash capital contribution of $3,600,409.

In October 1985, the Partnership was admitted, with an 85% general partner interest, to a Pennsylvania general partnership, which owns a 54-room hotel located in Washington, D.C., for a cash capital contribution of $1,820,100. The Partnership's interest was subsequently reduced to 69% when an affiliate of the Partnership acquired a 19% interest. The lender foreclosed in 1993.

In October 1985, the Partnership purchased a three-story building, consisting of 29 residential apartments and 9,500 square feet of commercial space, for a cash contribution of $1,320,883.

In October 1985, the Partnership was admitted, with an 85% general partner interest, to a Maryland general partnership, which owns a building located in Baltimore, Maryland, consisting of 240 residential units and 39,000 square feet of commercial space, for a cash capital contribution of $7,271,300. The Partnership subsequently purchased an additional 5% interest for $262,500.

NOTE F- COMMITMENTS AND CONTINGENCIES

Pursuant to certain agreements, the developers of and lenders to the properties are entitled to share in the following:

1.  15% of net cash  flow  from  operations  (one  property),  and 15% to 50% of
    net  cash  flow  from  operations  above  certain   specified  amounts  (two
    properties);

2. 10% to 45% of the net proceeds, as defined, of the sale of the respective properties (three properties). Generally, the Partnership is entitled to a priority distribution of the net proceeds of sale prior to any payments to developers.

J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit. In the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrues interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program. Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the appeal. A final outcome adverse to FWP is a reasonable probability. However, FWP continues to participate in negotiations with Jones, which the Registrant believes will lead to a settlement that will allow FWP to retain ownership of the property. If no settlement occurs and an adverse appellate ruling is handed down, the property could be foreclosed.

In October 1992, FWP terminated its contract with the existing management company, Great Inns of America ("GIA"), and hired a new management company. In February 1993, GIA filed suit in the United States District Court for the Southern District of Georgia in the matter of Great Inns of America, Inc. v.
Factor's Walk Partners for breach of contract and tortious interference. On September 10, 1993 the lawsuit was settled for $102,670, of which $25,000 was paid at the time of settlement and equal monthly installments of $6,472 are payable commencing October 10, 1993 and continuing until September 10, 1994. As of December 31, 1995, this obligation has been repaid.

NOTE G - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the amount of $404,046 which bears interest at 10% with the entire principal and interest due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1995 was $45,430. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1995 is $488,433.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from TWP to the Registrant, that had been assigned to it, in the amount of $261,600 which bears interest at 10% with the entire principal and interest due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment provides that all future distributions, in any form, due to the Registrant on account of its ownership interest in TWP, be immediately delivered to it. Interest accrued during 1995 was $2,864. This note was repaid in 1995.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Registrant, that had been assigned to it, in the amount of $55,951 which bears interest at 10% with the entire principal and interest due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment provides that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP, be immediately delivered to it. Interest accrued during 1995 was $2,226. This note was repaid in 1995.

The seller of Washington Square agreed to lend funds to the Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments out of cash flow. Interest accrued during 1995 was $11,641. The balance of the note at December 31, 1995 was $190,136.

NOTE H - EXTRAORDINARY GAINS/ LOSSES

During 1993, the mortgagee of the property located at the intersection of Massachusetts Avenue and L Street ("Mass and L") in Washington, D.C. (54 hotel rooms and a 120 seat restaurant) foreclosed on the property. Due to insufficient cash flow generated by the property, Mass & L was unable to make scheduled debt service payments. In 1992, the lender notified Mass & L of the default under both notes and made a demand for payment. In May 1992, in order to forestall the threatened foreclosure by the lender, a reorganization petition was filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. In addition, the lender filed a claim against the Partnership on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1996. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement for several years for similar consideration. The Partnership has recognized an extraordinary loss of $2,340,510 in 1993 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                            For the Years Ended December 31,
                                            --------------------------------
                                             1995         1994          1993
                                             ----         ----          ----
Net loss - book                        ($ 2,338,933) ($ 2,360,840) ($ 4,825,243)
   Depreciation                             (83,317)     (156,840)     (253,587)
   Interest                                 867,170       964,427       794,644
   Guarantor fees                           121,800        76,018        71,108
   Investor service fee                      10,000        10,000        10,000
   Bad debt expense                             -0-      (196,000)      833,270
   Note payable                                 -0-    (1,800,000)          -0-
   Gain on foreclosure                          -0-           -0-       791,059
Minority interest - tax only                120,702       115,381       210,473
                                       ------------  ------------  ------------
Net loss - tax                         ($ 1,302,578) ($ 3,347,854) ($ 2,368,276)
                                       ------------  ============  ============

Partners' equity - book                ($14,243,751) ($11,904,818) ($ 9,543,978)
Costs of issuance                         2,471,196     2,471,196     2,471,196
Cumulative tax over (under) book loss     4,590,280     3,997,356     5,336,595
Facade easement donation (tax only)         203,778       203,778       203,778
Prior period adjustment                      48,071        48,071        48,071
Capital adjustments (tax only)             (422,016)     (443,431)     (352,225)
                                       ------------  ------------  ------------
Partners' equity - tax                 ($ 7,352,442) ($ 5,627,848) ($ 1,836,563)
                                       ============  ============  ============

                            SUPPLEMENTAL INFORMATION

             DIVERSIFIED HISTORIC INVESTORS II
             ---------------------------------
                  (a limited partnership)
   SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1995
                                                                       Costs
                                                                    Capitalized
                                                                     Subsequent
                                                  Initial Cost to        to
                                                  Partnership (b)    Acquisition
                                                  ---------------    -----------

                                                        Buildings
                                                           and
Description (a)                  Encumbrances    Land  Improvements Improvements
---------------                  ------------    ----  ------------ ------------
                                     (f)
                                     ---

44 room hotel with 21,500 square
feet commercial space in
Savannah, GA                     $ 5,800,000 $   200,000 $ 9,178,160 $   136,412

29 apartment units and 9,500
square feet of commercial space
in West Chester, PA                1,155,227      87,500   2,833,383       1,500


262 apartment units and 39,000
square feet of commercial space
in Baltimore, MD                  24,406,072     647,082   2,000,000  26,886,653


54 room hotel with restaurant
in Washington, DC                  1,800,000           0           0           0
                                 ----------- ----------- ----------- -----------

                                 $33,161,299 $   934,582 $14,011,543 $27,024,565
                                 =========== =========== =========== ===========

                Gross Amount at which Carried at December 31, 1995
                --------------------------------------------------

               Buildings and              Accumulated   Date of      Date
      Land     Improvements  Total(c)(d)  Depr.(d)(e)   Constr.(a)  Acquired
      ----     ------------  -----------  -----------   ----------  --------



      $200,000  $ 9,341,513  $ 9,541,513  $ 3,859,097   1985-1986    8/9/85


        87,500    2,849,730    2,937,230    1,193,640     1985      10/1/85


       647,082   29,225,343   29,872,425   11,105,422   1985-1988   10/15/85


             0            0            0            0   1985-1988   10/1/85
   ------------ ------------ ------------ ------------

      $934,582  $41,416,586  $42,351,168  $16,158,159
   ============ ============ ============ ============

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

                              NOTES TO SCHEDULE XI
                              --------------------

                                 December 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1995, for Federal income tax purposes is approximately $40,011,031. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)   Reconciliation of real estate:

                                          1995          1994           1993
                                      ------------  ------------   ------------
Balance at beginning of year          $ 42,150,155  $ 41,970,690   $ 48,496,834
Additions during the year:
   Improvements                            201,013       179,465        106,374
Deductions during the year:
   Retirements                                               -0-     (6,632,518)
                                                    ------------   ------------
Balance at end of year                $ 42,351,168  $ 42,150,155   $ 41,970,690
                                      ============  ============   ============

Reconciliation of accumulated
  depreciation:
                                           1995         1994           1993
                                      ------------  ------------   ------------
Balance at beginning of year          $ 14,549,778  $ 12,958,664   $ 12,976,944
Depreciation expense for the year        1,608,381     1,591,114      1,584,151
Retirements                                    -0-           -0-     (1,602,431)
                                      ------------  ------------   ------------
Balance at end of year                $ 16,158,159  $ 14,549,778   $ 12,958,664
                                      ============  ============   ============

(E) See Note B to the financial statements for depreciation method and lives.

(F) See Note F to the financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10.    Directors and Executive Officers of Registrant

            a.   Identification of Directors - Registrant has no directors.

            b.   Identification of Executive Officers

                 The General Partner of the Registrant is Dover Historic Advisors (DoHA), a Pennsylvania general partnership. The corporate partner of DoHA is DHP, Inc. (formerly Dover Historic Properties, Inc.)

            For further description of DHP, Inc., see paragraph e. of this Item

            c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

            d.   Family  Relationships.   There  is   no   family   relationship
between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

            e. Business Experience. DoHA is a general partnership formed in August, 1985.

             The General Partner is responsible for the management and control of the Registrant's affairs and has general responsibility and authority in conducting its operations.

            Dover Historic Properties, Inc. was incorporated in Pennsylvania in December 1984 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. In February 1992, Dover Historic Properties, Inc.'s name was changed to DHP, Inc. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services. In February 1992, Dover Group's name was changed to D, LTD.

            The executive officers, directors, and key employees of Dover are described below.

            Michael J. Tuszka (age 49) was appointed Chairman and Director of both D, LTD and DHP, Inc. on January 27, 1993. Mr. Tuszka has been associated with DHP, Inc. and its affiliates since 1984.

            Donna M. Zanghi (age 39) is Secretary/Treasurer of DHP, Inc.. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

            Michele F. Rudoi (age 31) was appointed on January 27, 1993 as Assistant Secretary of both D. LTD and DHP, Inc.

Item 11.    Executive Compensation

            a. Cash Compensation - During 1995, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of
Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

            b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

            c. Other Compensation - No compensation not referred to in paragraph
a. or paragraph b. of this Item was paid or distributed during 1995 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

            d. Compensation of Directors - Registrant has no directors.

            e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

            b. Security Ownership of Management - No equity security of Registrant are beneficially owned by any person named in paragraph c. of Item 10.

            c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.    Certain Relationships and Related Transactions

            Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1993 through 1995.

            a.  Certain Business Relationships - Registrant has no directors.

            b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                      PART IV

Item 14.(A)     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            1.  Financial Statements:

                a.  Consolidated Balance Sheets at December 31, 1995 and 1994.

                b. Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

                c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

                d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                e.  Notes to consolidated financial statements.

            2.  Financial statement schedules:

                a.  Schedule XI- Real Estate and Accumulated Depreciation.

                b.  Notes to Schedule XI.

            3.  Exhibits:

                (a) Exhibit Number                Document

                           3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment  No. 2
                                             of   Registrant's    Registration
                                             Statement   on  Form  S-11,   are
                                             incorporated herein by reference.

                         21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                (b) Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                (c) Exhibits:

                    See Item 14(A)(3) above.

                                   SIGNATURES

           Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIVERSIFIED HISTORIC INVESTORS II

Date: May 24, 1996                  BY: Dover Historic Advisors, General Partner
     -------------

                                        By: DHP, Inc., Partner

                                            By:       /s/ Michael J. Tuszka
                                                ---------------------------
                                                MICHAEL J. TUSZKA,
                                                Chairman

                                            By:       /s/ Donna M. Zanghi
                                                ---------------------------
                                                DONNA M. ZANGHI,
                                                Secretary and Treasurer

                                            By:       /s/ Michele F. Rudoi
                                                ---------------------------
                                                MICHELE F. RUDOI,
                                                Assistant Secretary

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature                   Capacity                  Date
           ---------                   --------                  ----

DOVER HISTORIC ADVISORS             General Partner

By: DHP, Inc.,
    Partner

    By:       /s/ Michael J. Tuszka                          May 27, 1996
        ----------------------------                         ------------
        MICHAEL J. TUSZKA,
        Chairman

    By:       /s/ Donna M. Zanghi                            May 24, 1996
        ----------------------------                         ------------
        DONNA M. ZANGHI,
        Secretary and Treasurer

    By:       /s/ Michele F. Rudoi                           May 24, 1996
        ----------------------------                         ------------
        MICHELE F. RUDOI,
        Assistant Secretary