Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1996-10-02
CIK 763566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                 March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number             0-14645
                      ------------------------------

                        DIVERSIFIED HISTORIC INVESTORS II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                             23-2361261
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA  19102
--------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code       (215) 735-5001
                                                  ------------------------------
                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    No X
                                           ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995

                Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)

                Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)

                Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

                  (1)    Liquidity

                         As of March 31, 1996,  Registrant  had cash of $97,727.
Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                         As of March 31, 1996, Registrant had restricted cash of
$754,178 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                         In recent years the Registrant has realized significant
losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Factor's Walk, if the final outcome were to be adverse to the Registrant, the property could be foreclosed. If a foreclosure were to occur, it is not likely to have a significant impact on the Registrant's liquidity, as this property has generated little or no cash flow to the Registrant. In addition, if Capital Bank executes on its judgment against the Registrant, it is expected to have significant impact on the Registrant's liquidity as no cash will be available to pay the operating expenses of the properties. See Part II. Item 1. Legal Proceedings.

                         It is the  Registrant's  intention  to continue to hold
the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

                  (2)    Capital Resources

                         Due to the  relatively  recent  rehabilitations  of the
properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. In the first quarter of 1996, the Registrant executed a lease between Factor's Walk Partners ("FWP") and the building adjacent to it with the intention of expanding the River Street Inn. The source of financing for this expansion has not yet been identified. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

                  (3)    Results of Operations

                         During the first quarter of 1996, Registrant incurred a
net loss of $811,287 ($39.00 per limited partnership unit) compared to a net loss of $643,334 ($30.93 per limited partnership unit) for the same period in 1995.

                         Rental and hotel income combined increased $48,000 from
$1,270,000 in the first quarter of 1995 to $1,318,000 in the same period in 1996. This increase resulted from an increase of $33,000 in rental income and an increase of $15,000 in hotel income. The increase in rental income is the result of an increase in residential rental income at Tindeco Wharf due to an increase in the average rental rates in the first quarter of 1996 as compared to the first quarter of 1995. Hotel income increased due to an increase in occupancy (71% to 75%) and an increase in average room rates ($86.23 to $94.52).

                         Interest  income  decreased  from  $9,000  in the first
quarter of 1995 to $5,000 in the same period in 1996. The decline is the result of less cash held in interest bearing accounts in the first quarter of 1996 as compared to the same period in 1995.

                         Expense for rental operations increased by $57,000 from
$385,000 in the first quarter of 1995 to $442,000 in the same period in 1996. Rental operations expense increased due to increased maintenance and utilities expense at Washington Square resulting from inclement weather in the winter of 1995 and an increase in utilities, management fees and legal expense at Tindeco Wharf. Utilities increased due to an increase in average consumption while management fees increased due to the increase in rental income. Legal fees increased due to fees incurred in connection with the approval by the Department of Housing and Urban Development ("HUD") of a new management agreement. Hotel operations expense increased $140,000 from $319,000 in the first quarter of 1995 to $459,000 in the same period in 1996. The increase in hotel operations was due to an increase in commissions and maintenance expense partially offset by a decrease in legal fees. Commissions expense increased due to the execution of a lease between Factor's Walk Partners and the building adjacent to it with the intention of expanding the River Street Inn. Maintenance expense increased due to repairs made to the air conditioning unit at the River Street Inn. Legal fees decreased due to a retainer paid in connection with the filing of an appeal to a lawsuit in 1994.

                         Interest expense increased $15,000 from $751,000 in the
first quarter of 1995 to $766,000 in the same period in 1996. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                         Losses incurred during the quarter at the  Registrant's
three properties amounted to $697,000, compared to a loss of approximately $529,000 for the same period in 1995.

                         In the first  quarter  of 1996,  Registrant  incurred a
loss of $417,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $419,000 in the first quarter of 1995, including $288,000 of depreciation expense. The decreased loss from the first quarter of 1995 to the first quarter of 1996 is the result of an increase in residential rental income due to an increase in the average rental rates partially offset by an increase in utilities, management fees, legal and interest expense and a decrease in interest income. Utilities increased due to an increase in average consumption while management fees increased due to the increase in rental income. Legal fees increased due to fees incurred in connection with the approval by HUD of a new management agreement. Interest expense increased due to an increase in the principal balance upon which interest is calculated and interest income decreased due the result of less cash held in interest bearing accounts. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1996.

                         In the first  quarter  of 1996,  Registrant  incurred a
loss of $263,000 at The River Street Inn including $89,000 of depreciation expense, compared to a loss of $117,000 including $89,000 of depreciation expense in the first quarter of 1995. The increased loss from the first quarter of 1995 to the same period in 1996 is the result of an increase in commissions and maintenance expense partially offset by a decrease in legal fees and an increase in hotel income. Commissions expense increased due to the execution of a lease between Factor's Walk Partners and the building adjacent to it with the intention of expanding the River Street Inn. Maintenance expense increased due to repairs made to the air conditioning unit. Hotel income increased due to an increase in occupancy (71% to 75%) and an increase in average room rates ($86.23 to $94.52). Legal fees decreased due to a retainer paid in connection with the filing of an appeal to a lawsuit in 1994.

                         In the first  quarter  of 1996,  Registrant  incurred a
loss of $16,000 at Washington Square, including $28,000 of depreciation expense, compared to income of $6,000 including $28,000 of depreciation expense in the first quarter of 1995. Rental operations expense increased due to an increase in maintenance and utilities expense due to the inclement weather experienced in the winter of 1996. Registrant anticipates that the results in the following quarters will be more favorable to those experienced in the first quarter of 1996.

                        DIVERSIFIED HISTORIC INVESTORS II
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS


                                     Assets

                                        March 31, 1996   December 31, 1995
                                         ------------      ------------
                                         (Unaudited)
Rental properties, at cost:
    Land                                 $    934,582      $    934,582
    Buildings and improvements             39,484,131        39,414,132
    Furniture and fixtures                  2,650,472         2,650,472
                                         ------------      ------------

                                           43,069,185        42,999,186
    Less - Accumulated depreciation       (16,618,512)      (16,210,001)
                                         ------------      ------------
                                           26,450,673        26,789,185

Cash and cash equivalents                      97,004           114,922
Restricted cash                               908,846           692,027
Accounts and notes receivable                  52,090            50,030
Other assets (net of amortization of
 $189,195 and $180,216 at March 31,
 1996 and December 31, 1995,
 respectively)
                                            1,630,934         1,772,484
                                         ------------      ------------

         Total                           $ 29,139,547      $ 29,418,648
                                         ============      ============

                        Liabilities and Partners' Equity

Liabilities:
    Debt obligations                     $ 33,106,104      $ 33,161,299
    Accounts payable:
         Trade                              1,081,942           866,737
         Related parties                      664,409           678,569
    Interest payable                        7,336,470         6,928,557
    Accrued liabilities                     2,368,936         2,381,497
    Tenant security deposits                  232,688           241,704
                                         ------------      ------------

         Total liabilities                 44,790,549        44,258,363
                                         ------------      ------------

Partners' equity                          (15,651,002)      (14,839,715)
                                         ------------      ------------

         Total                           $ 29,139,547      $ 29,418,648
                                         ============      ============

  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS II
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                          Three months     Three months
                                              ended            ended
                                            March 31,        March 31,
                                              1996             1995
                                           -----------      -----------
Revenues:
    Rental income                          $ 1,020,900      $   987,900
    Hotel income                               296,943          281,616
    Interest income                              4,706            9,350
                                           -----------      -----------

         Total revenues                      1,322,549        1,278,866
                                           -----------      -----------

Costs and expenses:
    Rental operations                          441,769          385,228
    Hotel operations                           458,975          318,616
    General and administrative                  49,500           49,500
    Interest                                   766,046          751,366
    Depreciation and amortization              417,546          417,490
                                           -----------      -----------

         Total costs and expenses            2,133,836        1,922,200
                                           -----------      -----------

Net loss                                  ($   811,287)    ($   643,334)
                                           ===========      ===========

Net loss per limited partnership unit     ($     39.00)    ($     30.93)
                                           ===========      ===========






  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS II
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                          1996           1995
                                                       ---------      ---------

Cash flows from operating activities:
   Net loss                                            ($811,287)     ($643,334)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                            417,546        417,490
Changes in assets and liabilities:
   Increase in restricted cash                          (216,819)      (147,139)
   Increase in accounts receivable                        (2,060)        (1,108)
   Decrease in other assets                              132,515        123,631
   Increase in accounts payable - trade                  215,205         90,163
   Decrease in accounts payable - related parties        (14,160)      (137,762)
   Increase in interest payable                          407,913        209,976
   (Decrease) increase in accrued liabilities            (12,561)       165,833
   (Decrease) increase in tenant security deposits        (9,016)           271
                                                       ---------      ---------

   Net cash provided by operating activities             107,276         78,021
                                                       ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                  (69,999)       (23,240)
                                                       ---------      ---------

Net cash used in investing activities                    (69,999)       (23,240)
                                                       ---------      ---------

Cash flows from financing activities:
   Principal payments                                    (55,195)       (58,394)
                                                       ---------      ---------

   Net cash used in financing activities                 (55,195)       (58,394)
                                                       ---------      ---------

Decrease in cash and cash equivalents                    (17,918)        (3,163)

Cash and cash equivalents at beginning of period         114,922        101,340
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  97,004      $  97,727
                                                       =========      =========

  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS II
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has been involved in two legal proceedings as discussed below:

                  (a) J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP") for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrues interest at 9.5% and $15,390 of interest was accrued in the first quarter of 1996. FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program. Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the appeal. A final outcome adverse to FWP is a reasonable probability. However, FWP continues to participate in negotiations with Jones, which the Registrant believes will lead to a settlement that will allow FWP to retain ownership of the property. If no settlement occurs and an adverse appellate ruling is handed down, the property could be foreclosed.

                  (b) In May 1992, a Partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code to forestall foreclosure on the property owned by it by a lender. In addition, the lender filed a claim against the Registrant on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1996. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement for several years for similar consideration.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number                                  Document

            3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

            21         Subsidiaries  of the  Registrant  are listed in Item 2.
                       Properties   on  Form   10-K,   previously   filed  and
                       incorporated herein by reference.

(b) Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 1996               DIVERSIFIED HISTORIC INVESTORS II
       ------------

                                    By: Dover Historic Advisors, General Partner

                                        By: DHP, Inc., Partner

                                            By:       /s/ Donna M. Zanghi
                                               ---------------------------------
                                                      DONNA M. ZANGHI,
                                                      Secretary and Treasurer