Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1996-10-09
CIK 763566

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               ------------------------------------
                                or

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________

Commission file number                   0-14645
                       --------------------------------------------

                 DIVERSIFIED HISTORIC INVESTORS II
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       Pennsylvania                                 23-2361261
-------------------------------                --------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification No.)

    Suite 500, 1521 Locust Street, Philadelphia, PA  19102
-------------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  -----------------
                                   N/A
-------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes     No X
                                 ----   ----

                  PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1996
             (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995
             (unaudited)
             Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1996, Registrant had cash of $67,745. Such funds are expected to be used to pay the liabilities of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1996, Registrant had restricted cash of $1,140,712 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Factor's Walk, if the final outcome were to be adverse to the Registrant, the property could be foreclosed. If a foreclosure were to occur, it is not likely to have a significant impact on the Registrant's liquidity, as this property has generated little or no cash flow to the Registrant. In addition, if Capital Bank executes on its judgment against the Registrant, it is expected to have significant impact on the Registrant's liquidity the judgment amount is substantially in excess of the Registrant's available cash See Part II. Item 1. Legal Proceedings.

                    It is the Registrant's intention to continue to hold the properties until they can no longer meet their debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                    Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. In the first quarter of 1996, the Registrant's wholly-owned affiliate, Factor's Walk Partners ("FWP") entered into a lease with the owner of the building adjacent to the River Street Inn (owned by FWP) with the intention of expanding the inn. The source of financing for this expansion has not yet been identified and the expansion has been deferred until financing can be arranged. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the second quarter of 1996, Registrant incurred a net loss of $517,182 ($24.86 per limited partnership unit) compared to a net loss of $552,182 ($26.55 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $1,328,469 ($63.86 per limited partnership unit) compared to a net loss of $1,195,516 ($57.47 per limited partnership unit) for the same period in 1995.

                    Rental income increased $61,223 from $1,025,734 in the second quarter of 1995 to $1,086,957 in the same period in 1996 and increased $94,223 from $2,013,634 for the first six months of 1995 to $2,107,857 in the same period on 1996. The increase in rental income in both the second quarter and the first six months of 1996 as compared to the same periods in 1995 is the result of an increase in residential rental income at Tindeco Wharf due to an increase in the average rental rates.

                     Hotel income increased $9,703 from $354,755 in the second quarter of 1995 to $364,458 in the same period in 1996 and increased $25,030 from $636,371 for the first six months of 1995 to $661,401 for the same period in 1996. The increases are due to increases in occupancy in the second quarter (86% to 88%) and for the first six months (79% to 81%) of 1996 and increases in average room rates in the second quarter ($98.83 to $103.77) and for the first six months ($92.53 to $99.18) of 1996 as compared to the same periods in 1995.

                     Expense for rental operations increased by $33,054 from $390,992 in the second quarter of 1995 to $424,046 in the same period in 1996 and increased $89,595 from $776,220 for the first six months of 1995 to $865,515 for the same period in 1996. Rental operations expense increased for both the second quarter and the first six months of 1996 as compared to the same periods in 1995 due to increased maintenance and utilities expense at Washington Square resulting from inclement weather in the winter of 1996 and an increase in utilities, management fees and legal expense at Tindeco Wharf. Utilities increased due to an increase in average consumption while management fees increased due to the increase in rental income. Legal fees increased due to fees incurred  in  connection with the approval  by  the  Department  of
Housing   and  Urban  Development  ("HUD")  of  a  new   management
agreement.

                    Hotel operations expense increased $10,898 from $300,779 in the second quarter of 1995 to $311,677 in the same period in 1996. The increase in hotel operations was due to an increase in rent expense partially offset by a decrease in legal fees. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it with the intention of expanding the River Street Inn. Legal fees in 1995 were in excess of those for 1996 due to a retainer paid in 1995 in connection with the filing of an appeal to a lawsuit.

                     Hotel operations expense increased $151,257 from $619,395 for the first six months of 1995 to $770,652 for the same period in 1996. The increase in hotel operations was due to an increase in commissions, rent and maintenance expense partially offset by a decrease in legal fees. Commissions and rent expense increased due to the execution of the lease. Maintenance expense increased due to repairs made to the air conditioning unit. Legal fees in 1995 were in excess of those for 1996 due to a retainer paid in 1995 in connection with the filing of an appeal to a lawsuit.

                    Interest expense decreased $6,289 from $778,274 in the second quarter of 1995 to $771,985 in the same period in 1996. Interest expense decreased due to a decrease in the interest rate on the indebtedness of FWP partially offset by an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                      Interest expense increased $8,391 from $1,529,640 for the first six months of 1995 to $1,538,031 for the same period in 1996. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                     Losses incurred during the quarter at the Registrant's three properties amounted to $405,000, compared to a loss of approximately $437,000 for the same period in 1995. For the first six months of 1996 the Registrant's three properties recognized a loss of $1,100,000 compared to approximately $967,000 for the same period in 1995.

                     In  the  second  quarter of  1996,  Registrant
incurred a loss of $369,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of
$380,000 in the second quarter of 1995, including $288,000 of depreciation and amortization expense and for the first six months of 1996, Registrant incurred a loss of $786,000 at Tindeco Wharf including $576,000 of depreciation and amortization expense, compared to a loss of $799,000 for the same period in 1995, including $576,000 of depreciation and amortization expense. The decreased loss from both the second quarter and the first six months of 1995 to the same periods in 1996 is the result of an increase in residential rental income due to an increase in the average rental rates partially offset by an increase in utilities, management fees, legal and interest expense. Utilities increased due to an increase in average consumption while management fees increased due to the increase in rental income. Legal fees increased due to fees incurred in connection with the approval by HUD of a new management agreement. Interest expense increased due to an increase in the principal balance upon which interest is calculated.

                     In the second quarter of 1996, Registrant incurred a loss of $32,000 at The River Street Inn including $88,000 of depreciation expense, compared to a loss of $67,000 including $88,000 of depreciation expense in the second quarter of 1995. The decreased loss from the second quarter of 1995 to the same period in 1996 is the result of an increase in hotel income and a decrease in legal fees and interest expense partially offset by an increase in rent expense. Hotel income increased due to an increase in occupancy (86% to 88%) and an increase in average room rates ($98.83 to $103.77). Legal fees in 1995 were in excess of those for 1996 due to a retainer paid in 1995 in connection with the filing of an appeal to a lawsuit. Interest expense decreased due to a decrease in the variable interest rate (3.86% to 3.71%) on the financing issued with respect to the acquisition of the property. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it with the intention of expanding the River Street Inn.

                     For the first six months of 1996, Registrant incurred a loss of $294,000 at The River Street Inn including $177,000 of depreciation expense, compared to a loss of $184,000 for the same period in 1995, including $177,000 of depreciation expense. The increased loss from the first six months of 1995 to the same period in 1996 is the result of an increase in commissions, rent and maintenance expense partially offset by a decrease in legal fees and an increase in hotel income. Commissions and rent expense increased due to the execution of the lease in the first quarter of 1996 and maintenance expense increased due to repairs made to the air conditioning unit. Legal fees decreased due to a retainer paid in connection with the filing of an appeal to a lawsuit in 1995. Hotel income increased due to an increase in occupancy (79% to 81%) and an increase in average room rates ($92.53 to $99.18).

                     In the second quarter of 1996, Registrant incurred a loss of $4,000 at Washington Square, including $27,000 of depreciation expense, compared to income of $10,000 including $27,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $20,000 at Washington Square including $55,000 of depreciation expense, compared to income of $16,000 for the same period in 1995, including $55,000 of depreciation expense. The increase in the loss from the first quarter and the first six months of 1995 to the same periods in 1996 is due to an increase in rental operations expense. The increase in rental operations expenses were due to an increase in maintenance and utilities expense resulting from the inclement weather experienced in the winter of 1996.

                                               DIVERSIFIED HISTORIC INVESTORS II
                                             (a Pennsylvania limited partnership)

                                                  CONSOLIDATED BALANCE SHEETS


                                                            Assets
                                             June 30, 1996         December 31, 1995
                                             -------------         -----------------
                                               (Unaudited)
Rental properties, at cost:
Land                                         $     934,582           $     934,582
Buildings and improvements                      39,583,331              39,414,132
Furniture and fixtures                           2,650,472               2,650,472
                                             -------------           -------------
                                                43,168,385              42,999,186
Less - Accumulated depreciation                (17,027,021)            (16,210,001)
                                             -------------           -------------
                                                26,141,364              26,789,185

Cash and cash equivalents                           67,745                 114,922
Restricted cash                                  1,140,712                 692,027
Accounts and notes receivable                       35,786                  50,030
Other   assets  (net  of  amortization   of
$198,175 and $180,216 at June 30, 1996 and
December 31, 1995, respectively)
                                                 1,494,908                1,772,484
                                               -----------              -----------
       Total                                   $28,880,515              $29,418,648
                                               ===========              ===========
                                               Liabilities and Partners' Equity

Liabilities:
Debt obligations                               $33,076,570             $33,161,299
Accounts payable:
       Trade                                     1,034,824                 866,737
       Related parties                             645,737                 678,569
Interest payable                                 7,642,773               6,928,557
Accrued liabilities                              2,401,647               2,381,497
Tenant security deposits                           247,149                 241,704
                                               -----------             -----------
       Total liabilities                        45,048,700              44,258,363

Partners' equity                               (16,168,185)            (14,839,715)
                                               -----------             -----------
       Total                                   $28,880,515             $29,418,648
                                               ===========             ===========
  The accompanying notes are an integral part of these financial statements.

                                         DIVERSIFIED HISTORIC INVESTORS II
                                       (a Pennsylvania limited partnership)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Three Months and Six Months Ended June 30, 1996 and 1995
                                                          (Unaudited)
                                        Three months                            Six months
                                       ended June 30,                         ended June 30,
                                  1996               1995                1996               1995
                               ----------         ----------          ----------         ----------
Revenues:
 Rental income                 $1,086,957         $1,025,734          $2,107,857         $2,013,634
 Hotel income                     364,458            354,755             661,401            636,371
 Interest income                    6,182              4,363              10,888             13,713
                               ----------         ----------          ----------         ----------
   Total revenues               1,457,597          1,384,852           2,780,146          2,663,718
                               ----------         ----------          ----------
Costs and expenses:
 Rental operations                424,046            390,992             865,815            776,220
 Hotel operations                 311,677            300,779             770,652            619,395
 General and
   administrative                  49,500             49,500              99,000             99,000
 Interest                         771,985            778,274           1,538,031          1,529,640
 Depreciation and
   amortization                   417,571            417,489             835,117            834,979
                               ----------         ----------          ----------         ----------
   Total costs and
            expenses            1,974,779          1,937,034           4,108,615          3,859,234
                               ----------         ----------          ----------         ----------
Net loss                      ($  517,182)       ($  552,182)        ($1,328,469)       ($1,195,516)
                               ==========         ==========          ==========         ==========
Net loss per limited
 partnership unit             ($    24.86)       ($    26.55)        ($    63.86)       ($    57.47)
                               ==========         ==========          ==========         ==========
  The accompanying notes are an integral part of these financial statements.

                                               DIVERSIFIED HISTORIC INVESTORS II
                                             (a Pennsylvania limited partnership)

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Six Months Ended June 30, 1996 and 1995
                                                          (Unaudited)
                                                                   Six months ended
                                                                       June 30,
                                                              1996                1995
Cash flows from operating activities:                      -----------        -----------
 Net loss                                                  ($1,328,469)       ($1,195,516)
 Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                  835,117            834,979
Changes in assets and liabilities:
 Increase in restricted cash                                  (448,685)          (298,061)
 Decrease in accounts receivable                                14,244              7,003
 Decrease in other assets                                      259,478            266,091
 Increase in accounts payable - trade                          168,087             19,586
 Decrease in accounts payable - related parties                (32,832)           (83,464)
 Increase in interest payable                                  714,216            496,325
 Increase in accrued liabilities                                20,150            223,006
 Increase (decrease) in tenant security deposits                 5,445             (5,370)
                                                            ----------         ----------
 Net cash provided by operating activities                     206,751            264,579
                                                            ----------         ----------
Cash flows from investing activities:
 Capital expenditures                                         (169,199)           (66,903)
                                                            ----------         ----------
Net cash used in investing activities                         (169,199)           (66,903)
                                                            ----------         ----------
Cash flows from financing activities:
 Principal payments                                            (84,729)          (176,267)
                                                            ----------         ----------
 Net cash used in financing activities                         (84,729)          (176,267)
                                                            ----------         ----------
(Decrease) increase in cash and cash equivalents               (47,177)            21,409

Cash and cash equivalents at beginning of period               114,922            101,340
                                                            ----------         ----------
Cash and cash equivalents at end of period                  $   67,745         $  122,749
                                                            ==========         ==========
  The accompanying notes are an integral part of these financial statements.

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

                    PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The Registrant has been involved in two legal proceedings as discussed below:

                         (a)  J. A. Jones Construction Company ("Jones")
contracted with Factor's Walk Partners ("FWP") for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During
construction, numerous disputes arose between the parties.   As a result of
those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners
in the United States District  Court for the Northern District of Georgia.
On January 1, 1994, the court entered a judgment in favor of Jones and
against FWP in the amount of $1,069,017.   The judgment accrues interest at
9.5% and $30,780 of interest was accrued in the first six months of 1996.
FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program. Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the appeal.
A final outcome adverse to FWP is a reasonable probability. However, FWP continues to participate in negotiations with Jones, which the Registrant believes will lead to a settlement that will allow FWP to retain ownership of the property. If no settlement occurs and an adverse appellate ruling is handed down, the property could be foreclosed.

                      (b) In May 1992, a Partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code to forestall foreclosure on the property owned by it by a lender. In addition, the lender filed a claim against the Registrant on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a deficiency judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1997.

Item 4.        Submission of Matters to a Vote of Security Holders

                       No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6.        Exhibits and Reports on Form 8-K

               Exhibit   Document
               Number

                  3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration
                          Statement    on    Form    S-11,    are
                          incorporated herein by reference.

                  21      Subsidiaries  of  the  Registrant   are
                          listed in Item 2. Properties on Form 10-
                          K,  previously  filed and  incorporated
                          herein by reference.

                   (b)   Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 6, 1996         DIVERSIFIED HISTORIC INVESTORS II

                                 By: Dover Historic Advisors,
                                 General Partner

                                     By: DHP, Inc., Partner

                                         By: /s/ Donna M. Zanghi
                                            -----------------------
                                            DONNA M. ZANGHI,
                                            Secretary and Treasurer