Form 10-K/A
period 1994-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1996-11-04
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                              FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1994
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -------------
Commission file                   0-14645
                ------------------------------------------------------
                  DIVERSIFIED HISTORIC INVESTORS II
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                               23-2361261
-------------------------------                  ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

   SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            ----------
Securities  registered pursuant to Section 12(g) of the Act:  20,593.3
Units

             UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                        Yes      No   X
                                                 ----    ----
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1994, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

                Registrant is presently in its operating stage. It currently owns three properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, see Part II, Item 7. Management's
Discussion  and  Analysis  of  Financial  Conditions  and  Results  of
Operations.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. Two of the properties are held for rental operations and one is operated as a hotel. As of the hereof it is anticipated that all the properties will continue to be held for these purposes. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                     As of December 31, 1994, Registrant owned three properties (or interests therein), located in Pennsylvania. In total, the three properties contain 269 apartment units, 70,000 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 1994, 256 of the apartment units were under lease at monthly rental rates ranging from $630 to $1,225 and approximately 55,802 sf of commercial space was under lease at annual rental rates ranging from $1.58 per sf to $23.12 per sf. Throughout 1994, all of the hotel rooms were available for use. Rental of the apartments and commercial space is not expected to be seasonal. However the hotel does experience seasonal changes, with the busiest months being March and April and the slowest months being January and December. For further discussion of the properties, see Item 2. Properties.

                     Due to the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants and hotel operations in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In each market, there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market, or hotel operations in any of the geographic areas in which the Registrant's properties are located.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1994 is given below.

                a.    Tindeco Wharf - consists of 240 apartment  units
and approximately 39,000 sf of commercial space located at 2809 Boston Street in the Fell's Point-Canton Historic District of Baltimore, Maryland. In October 1985, Registrant was admitted with an 85% interest in Tindeco Wharf Partnership ("TWP"), a Maryland general partnership, for a cash contribution of $7,271,300. Registrant subsequently increased its ownership interest in TWP to 90% by purchasing an additional 5% interest for $262,500. TWP acquired and rehabilitated this Property at an approximate cost of $28,600,000 ($66 per sf), funded by the equity contribution and mortgage financing of $21,869,600. The mortgage financing is comprised of mortgage revenue bonds and a Urban Development Action Grant ("UDAG") loan. Other financing includes a loan from the developer of $2,300,000 and operating deficit loans from both the property manager and D, LTD in the original amounts of $300,000 and $200,000 respectively. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide various escrow deposits and required reserves.

                     The City of Baltimore issued mortgage revenue bonds, Series 1985, (GNMA collateralized) for the purpose of providing permanent financing for TWP. The bonds are backed by a HUD-insured
mortgage  ("the  note").   The note, held by  GNMA  as  lender,  bears
interest  at  a  rate  of 9.75% per annum and is secured  by  a  first mortgage on the property. Principal and interest is payable in monthly installments of $143,801. The note matures December 2028. In October 1992, the original bond issue was refunded by a 1992 issue. The original bond issue had an average interest rate which approximated the interest on the mortgage of 9.75%. The refunding issue bears interest at an average rate of 6.62%. The difference in the interest on the mortgage and the refunding bonds is returned to the Partnership for operations.

                      The principal balance of the bonds were $17,046,806 at December 31, 1994. The bonds are comprised of both serial and revenue bonds. The serial bonds bear interest at rates ranging from 2.75% to 6.1% and mature semi-annually from June 1995 through December 2006. The term bonds bear interest at rate ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 1994) bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 1994) and the operating deficit loans (principal balances of $300,000 and $103,739, respectively, at December 31, 1994) all bear interest at 12% and are payable on a pro-rata basis out of cash flow from the property. The property is managed by an independent property management firm. As of December 31, 1994, 228 apartment units (95%) and 36,125 sf of commercial space (93%) were under lease. Monthly rental rates range from $695 to $1,225 for apartments and annual rental rates range from $10.30 per sf to $22.39 per sf for commercial space.

                     All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 92% for 1993, 94% for 1992, 100% for 1991, and 98% for 1990.
The monthly rental range has been approximately the same since 1990. The occupancy for the commercial space for the previous four years has been 93% for 1993, 95% for 1992, 100% for 1991, and 100% for 1990.
The range for annual rents has been $5.88 to $21.36 per sf for 1993, $5.28 to $15.96 per sf for 1992, $7.08 to $14.16 per sf for 1991, and
$12.00  to $15.00 per sf for 1990.  There are three tenants  who  each occupy ten percent or more of the rentable square footage. They operate principally as a medical office, restaurant, and a fitness club.

                The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                      Total annual
             Number     Total sf of      rental       % of gross
 Years         of        expiring        covered        annual
             leases       leases       by expiring      rental
            expiring                     leases

 1995            2          3,235      $   52,812          8%
 1996            2         18,550         358,272         57%
 1997            2          4,000          51,924          8%
 1998            0              0               0          0%
 1999            1          4,755         106,464         17%
 Thereafter      2          5,585          63,768         10%

               For tax purposes, this property has a federal tax basis of $28,105,775 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $407,185 which is based on an assessed value of $6,719,220 taxed at a rate of $6.06 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b.    River Street Inn/Factor's Walk - consists of  44
hotel rooms and 21,500 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the Property for $8,900,409 ($127 per sf), including financing, through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs were utilized to provide working capital reserves of $500,000. The bonds bear interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% (6% at December 31, 1994) The principal balance of the bonds at December 31, 1994 is $5,800,000 and they are due in 2015. The property is managed by BCMI. As of December 31, 1994, 19,677 sf of its 21,500 sf (92%) of commercial space was under lease at annual rental rates ranging from $1.58 to $23.12 per sf. The Property also maintains 44 operating hotel rooms at an average nightly rate of $90.18; average occupancy is approximately 74%.

                     The hotel occupancy rate for the previous four years has been 71% for 1993, 72% for 1992, 67% for 1991, and 65% for 1990. The average room rates have been $86.59 for 1993, $86.44 for 1992, $85.00 for 1991, and $83.00 for 1990. The occupancy for the commercial space for the previous four years has been 83% for 1993, 80% for 1992, 63% for 1991, and 70% for 1990. The range for annual rents has been $1.56 to $23.16 per sf for 1993, $5.28 to $15.96 per sf for 1992, $3.72 to $22.92 per sf for 1991, and $14.00 to $20.00 per sf
for 1990. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

                     The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                          Total annual
              Number of     Total sf of      rental       % of gross
 Years         leases        expiring        covered        annual
              expiring        leases       by expiring      rental
                                             leases

 1995              2            2,366       $ 42,685           20%
 1996              4            6,748         85,061           41%
 1997              1              402          4,800            3%
 1998              3            8,612         63,152           30%
 1999              2              819         12,000            6%
 Thereafter        1              760          1,200            0%

        For tax purposes, this property has a federal tax basis of $8,863,762 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,904 which is based on an assessed value of $908,667 taxed at a rate of $3.40 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,233,214 at December 31, 1994) bears interest at the Federal Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 1994) and is due in 1996 when the total outstanding balance will be $1,081,704. The property is managed by an independent property management firm. As of December 31, 1994, all commercial space is rented out at annual rates ranging from $6.00 per sf to $13.23 per sf. At December 31, 1994, 28 of the residential units (97%) were under lease at monthly rental rates ranging from $630 to $1,050.

                     All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 92% for 1993, 97% for 1992, 100% for 1991, and 90% for 1990.
The monthly rental range has been approximately the same since 1990. The occupancy for the commercial space for the previous four years has been 100% for 1993, 100% for 1992, 100% for 1991, and 100% for 1990.
The range for annual rents has been $6.12 to $12.12 per sf for 1993, $6.00 to $11.52 per sf for 1992, $6.00 to $11.52 per sf for 1991, and
$5.64 to $12.96 per sf for 1990.

                     The following is a table showing commercial lease expirations at Washington Square for the next five years.

                                          Total annual
              Number of     Total sf of      rental       % of gross
 Years         leases        expiring        covered        annual
              expiring        leases       by expiring      rental
                                             leases

 1995              1           1,094        $ 14,474           19%
 1996              1           4,000          24,000           31%
 1997              0               0               0             0
 1998              0               0               0             0
 1999              1           1,900          16,150           20%
 Thereafter        2           2,506          23,448           30%

                     For tax purposes of depreciation, this property has federal tax basis of $2,840,483 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,059 which is based on an assessed value of $119,610 taxed at a rate of $242.95 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 46 Units of record were sold or exchanged in 1994.

                b. As of December 31, 1994, there are 2,564 record holders of Units.

                c. Registrant has not declared any cash dividends in 1994 or 1993.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1994.

                               1994            1993             1992            1991             1990
                                                                            (unaudited)      (unaudited)

 Rental income            $  3,950,879     $ 3,763,979     $ 3,418,773*     $ 3,516,818      $ 3,543,559
 Hotel revenues              1,108,942       1,227,925       3,007,997*       2,697,852        1,405,595
 Interest income                 9,219          10,300         121,721*          27,076          110,004
 Net loss                  (2,360,840)     (4,825,243)                      (3,277,482)      (3,207,259)
                                                           (4,348,359)*
 Net loss per Unit            (113.49)        (231.97)        (209.04)*        (157.56)         (154.19)
 Total assets (net of       30,120,812      31,466,054       38,107,985      40,456,759       43,348,594
 depreciation and
 amortization)
 Debt obligations           33,527,230      33,547,443       35,562,071      35,490,842       36,077,112

 *Unaudited

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity and Capital Resources

                     At December 31, 1994, Registrant had cash of approximately $101,340. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1994, Registrant had restricted cash of $607,039 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               (2)  Capital Resources

                      Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future. Accordingly, at December 31, 1994, Registrant's material commitment for capital expenditures consists solely of required debt service.

               (3)  Results of Operations

                     During 1994, Registrant incurred a net loss of $2,360,840 ($113.49 per limited partnership unit), compared to a net loss of $4,825,243 ($231.97 per limited partnership unit), in 1993 and a net loss of $4,348,359 ($209.04 per limited partnership unit), in 1992.

                     Rental and hotel income decreased from $6,426,770 in 1992 to $4,991,904 in 1993 and increased to $5,059,821 in 1994.
The increase from 1993 to 1994 is the result of an increase of $187,000 in rental income and decrease of $119,000 in hotel income. The increase in rental income is mainly the result of an increase in residential occupancy at both Tindeco Wharf and Washington Square and an increase in the occupancy of commercial space at Factor's Walk. The decrease in hotel income is the result of an increase in average room rates at Factor's Walk ($86.59 to $90.18) and an increase in occupancy partially offset by the loss of one of the Registrant's properties in 1993 through foreclosure (see below).

                     As a result of a decrease in the amount of cash during 1993 and 1992, interest income declined from $122,721 in 1992 to $10,300 in 1993 and remained constant to $9,219 in 1994.

                      Rental operations expenses increased from $1,482,410 in 1992 to $1,556,301 in 1993 and increased to $1,590,865 in 1994. The increase from 1993 to 1994 is due to higher operating expenses at Tindeco Wharf including management fees, real estate taxes, and general and administrative. Hotel operations expense decreased from $2,707,850 in 1992 to $1,333,260 in 1993 and to
$1,018,311 in 1994. The decrease from 1993 to 1994 is due to the accrual in 1993 of management fees owed to the previous management company (see below).

                    General and administrative expenses decreased from $377,008 in 1992 to $198,000 in 1993 and remained constant in 1994.

                    Interest expense decreased from $3,319,643 in 1992
to  $2,571,868  in  1993  and increased to $2,995,675  in  1994.   The
increase from 1993 to 1994 is due to the increase in interest rates at Factor's Walk and the second mortgage at Tindeco Wharf combined with the accrual of interest in 1994, on amounts owed, upon which interest had not been accrued in prior years.

                      Depreciation and amortization decreased from $2,009,743 in 1992 to $1,621,508 in 1993 and remained constant at
$1,627,029 in 1994.

                    In 1994, losses of $1,894,928 were incurred at the
Registrant's   three   properties.    A   discussion    of    property
operations/activities follows:

                In  1994, Tindeco Wharf sustained a loss of $1,504,919
including $1,135,336 of depreciation and amortization expenses and $641,000 of deferred interest compared to $1,419,504 including $1,124,145 of depreciation and amortization expense and $901,200 of deferred interest in 1993 and a loss of $2,465,000, including $1,145,000 of depreciation and amortization expense and $946,900 of deferred interest in 1992. The increased loss from 1993 to 1994 is due to an increase in interest expense and other operating expenses such as management fees, real estate taxes, and general and administrative offset by an increase in rental income. Interest expense increased due to a scheduled increase in the interest rate (3% to 7.5%) on the second mortgage. The increase in rental income is the result of an increase in residential occupancy from 92% to 95% and an increase in the average rents. The Registrant expects operations in 1995 to approximate those experienced in 1994. The 1992 losses include an extraordinary loss of $575,687 relating to the refunding of the bond issue, resulting from the write-off of the original issue financing fees.

                In addition, on March 23, 1993 an affiliate of the General Partner, which had previously been assigned a note receivable from the Registrant, executed a judgment on its note and obtained a court order providing that all future distributions, in any form, due to the Registrant on account of its ownership interest in TWP, be immediately delivered to it.

                In 1994, River Street Inn sustained a loss of $357,403
including $327,748 of depreciation expense compared to a loss of $510,687 including $333,478 of depreciation expense in 1993 and a loss of $715,000, including $339,000 of depreciation expense in 1992. The decreased loss from 1993 to 1994 is the result of an increase in hotel income combined with a decrease in hotel operations expense offset by an increase in interest expense. Hotel income increased due to an increase in average room rates ($86.59 to $90.18) and an increase in occupancy from 71% to 74%. Hotel operations expense decreased due to the accrual in 1993 of management fees owed to the previous management company (see below). Interest expense increased due to an increase in the interest rates on the bonds (4.5% to 6%). Registrant expects operations in 1995 to approximate those experienced in 1994. A private corporation provides an interest guarantee of the bonds. The guarantor charges FWP an annual fee of approximately 2% of the outstanding balance of the bonds. Included in interest expense in 1992 is approximately $280,000 relating to unpaid guarantor's fees for 1990 and 1991 plus accrued interest at a rate of prime plus 2%. Although the interest rate on the bonds remained low during 1992, there was not sufficient cash flow to pay the guarantor's fee due to expenditures made for deferred maintenance that had accumulated in previous years and legal fees resulting from the disputes discussed below. The guarantor has not declared a default and due to improved operations, FWP has been able to pay a portion of the fees during 1993 and 1994. The decreased loss from 1992 to 1993 is primarily due to the inclusion, in 1992, of unpaid guarantor fees relating to 1990 and 1991.

                FWP has been involved in two legal proceedings as discussed below:

                 (a)   J.  A.  Jones  Construction  Company  ("Jones")
contracted with FWP for the renovation of what was originally a warehouse into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program. Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the post-judgment motions, or an appeal if the post-judgment motions are unsuccessful. A final outcome adverse to FWP is a reasonable probability.

                (b) In October 1992, FWP terminated its contract with the existing management company, Great Inns of America ("GIA"), and hired a new management company. In February 1993, GIA sued FWP for breach of contract and tortious interference. On September 10, 1993 the lawsuit was settled for $102,669.50, of which $25,000 was paid at the time of settlement and equal monthly installments of $6,472.45 are payable commencing October 10, 1993 and continuing until September 10, 1994. As of December 31, 1994, $26,422 remained outstanding on this obligation.

                In addition, on January 13, 1994 an affiliate of the General Partner, which had previously been assigned a note receivable from the Registrant, executed a judgment on its note and obtained a court order providing that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP, be immediately delivered to it.

                In 1994, Washington Square sustained a loss of $32,606 including $110,003 of depreciation expense compared to a loss of $52,039 including $109,943 of depreciation expense in 1993 and a loss of $162,000 including $110,000 of depreciation expense in 1992. The decreased loss from 1993 to 1994 is mainly the result of an increase in rental income due to an increase in average occupancy (92% to 97%). The decreased loss from 1992 to 1993 is primarily due to the inclusion in 1992 of interest expense, relating to previous years, due to the property manager on amounts advanced to fund negative cash flow. Registrant expects operations in 1995 to approximate those experienced in 1994.

                On March 23, 1993 an affiliate of the General Partner, which had previously been assigned a note receivable from the Registrant, obtained a judgment on its note in Common Pleas Court for Philadelphia County, Pennsylvania

                In 1994, Morrison-Clark Inn sustained a loss of $-0-including $-0- of depreciation expense compared to a loss of $2,356,741 including $-0- of depreciation expense in 1993 and a loss of $860,000, including $314,000 of depreciation expense in 1992. As a result of insufficient cash flow generated by the property, Mass & L was unable to make scheduled debt service payments. In 1992, the lender notified Mass & L of the default under both notes and made a demand for payment. In May 1992, in order to forestall the threatened foreclosure by the lender, a reorganization petition was filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. In addition, the lender filed a claim against the Registrant on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment against the Registrant in the amount of $1,800,000. The Registrant is negotiating with the lender and the lender has agreed to defer any action until July 1995 in anticipation of a final settlement. Included in operations for 1993 is an extraordinary loss of $2,350,510 representing the difference between the fair market value of the assets relinquished and the liabilities satisfied.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors II (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $21,583,406 and $22,488,498 as of December 31, 1994 and 1993, and total revenues of $3,319,873 and $3,207,345, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 29 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 21 , 1995

                     Independent Auditor's Report

To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying consolidated balance sheet of Tindeco Wharf Partnership as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 1994, and the result of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Reznick Fedder and Silverman
Baltimore, Maryland
January 17, 1995

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1994 and 1993        15

     Consolidated  Statements of Operations for the Years
       Ended December 1994, 1993, and 1992 (unaudited)                16

     Consolidated  Statements  of Changes in Partners' Equity
       for the Years Ended December 31, 1994, 1993, and 1992          17

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1994, 1993, and 1992 (unaudited)                18

     Notes to consolidated financial statements                      19-20

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation            28

     Notes to Schedule XI                                              29



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993
                                Assets

                                                                     1994                   1993
Rental properties at cost:                                         --------               --------
   Land                                                      $       934,582           $    934,582
   Buildings and improvements                                     38,648,824             38,537,940
   Furniture and fixtures                                          2,566,749              2,498,168
                                                                  ----------             ----------
                                                                  42,150,155             41,970,690
                                                                  ----------             ----------
   Less - accumulated depreciation                               (14,549,778)           (12,958,664)
                                                                  27,600,377             29,012,026

Cash and cash equivalents                                            101,340                 21,454
Restricted cash                                                      607,039                597,868
Accounts receivable                                                   31,298                 31,697
Other assets (net of accumulated
   amortization of $48,675 and $44,064)                            1,780,758              1,803,009
                                                                  ----------             ----------
               Total                                           $  30,120,812          $  31,466,054
                                                                  ==========             ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                                            $  33,527,230            $33,547,443
   Accounts payable:
        Trade                                                        734,109                500,600
        Related parties                                            1,629,943              1,641,774
   Interest payable                                                5,887,209              5,108,678
   Tenant security deposits                                          247,139                211,537
                                                                  ----------             ----------
               Total liabilities                                  42,025,630             41,010,032
                                                                  ----------             ----------
Partners' equity                                                 (11,904,818)            (9,543,978)
                                                                  ----------             ----------
               Total                                           $  30,120,812          $  31,466,054
                                                                  ==========             ==========
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1994, 1993 and 1992
                                                               1994              1993             1992
                                                                                               (Unaudited)
                                                             -------           --------        -----------
Revenues:
   Rental income                                           $3,950,879      $  3,763,979         $3,418,773
   Hotel income                                             1,108,942         1,227,925          3,007,997
   Interest income                                              9,219            10,300            122,721
                                                            ---------         ---------          ---------
               Total revenues                               5,069,040         5,002,204          6,549,491
                                                            ---------         ---------          ---------
Costs and expenses:
   Rental operations                                        1,590,865         1,556,301          1,482,410
   Hotel operations                                         1,018,311         1,333,260          2,707,850
   General and administrative                                 198,000           198,000            377,008
   Interest                                                 2,995,675         2,571,868          3,319,643
   Depreciation and amortization                            1,627,029         1,621,508          2,009,743
   Loss on disposal of property                                   -0-           206,000            627,270
                                                            ---------         ---------         ----------
               Total costs and expenses                     7,429,880         7,486,937         10,523,924
                                                            ---------         ---------         ----------
Loss before extraordinary item                             (2,360,840)       (2,484,733)        (3,974,433)

Extraordinary loss                                                -0-        (2,340,510)          (575,687)
                                                            ---------         ---------          ---------
Loss before minority interests                             (2,360,840)       (4,825,243)        (4,550,120)
Minority interests' portion of loss                                -0-               -0-           201,761
                                                            ---------         ---------          ---------
Net loss                                                  ($2,360,840)      ($4,825,243)      ($ 4,348,359)
                                                            =========         =========          =========
Net loss per limited partnership unit:
   Loss before extraordinary item                             (113.49)          (119.45)           (191.07)
   Extraordinary loss                                               0           (112.52)            (27.67)
                                                               ------            ------             ------
   Loss before minority interests                             (113.49)          (231.97)           (218.74)
   Minority interests                                               0                 0               9.70
                                                               ------            ------             ------
                                                             ($113.49)         ($231.97)          ($209.04)
                                                               ======            ======             ======
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1994, 1993 and 1992

                                                             Dover
                                                           Historic           Limited
                                                         Advisors (1)      Partners (2)          Total
                                                         ------------      ------------      -------------

Percentage participation in profit or loss                         1%               99%               100%
Balance at December 31, 1991 (unaudited)               ($    175,124)     ($   195,252)      ($   370,376)
Net loss (unaudited)                                         (43,484)       (4,304,875)        (4,348,359)
                                                            --------        ----------         ----------

Balance at December 31, 1992                                (218,608)       (4,500,127)        (4,718,735)
Net loss                                                     (48,252)       (4,776,991)        (4,825,243)
                                                            --------        ----------         ----------

Balance at December 31, 1993                                (266,860)       (9,277,118)        (9,543,978)
Net loss                                                     (23,608)       (2,337,232)        (2,360,840)
                                                            --------        ----------         ----------

Balance at December 31, 1994                            ($   290,468)     ($11,614,350)      ($11,904,818)
                                                            ========        ==========         ==========

 (1)   General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 1994, 1993, and 1992.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1994, 1993 and 1992
                                                              1994              1993               1992
                                                                                                 (Unaudited)
                                                            --------          --------           --------
Cash flows from operating activities:
   Net loss                                             ($ 2,360,840)      ($4,825,243)       ($4,348,359)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization                              1,627,029         1,621,508          2,009,743
Bad debt expense                                                  -0-          206,000            627,270
Extraordinary loss on extinguishment of debt                      -0-        2,340,510                -0-
Minority interests' portion of loss                               -0-               -0-          (201,761)
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   (Increase) decrease in restricted cash                     (9,171)           38,628           (150,450)
   Decrease in accounts receivable                               399             5,279             78,415
   Increase in other assets                                  (13,660)           (1,761)           (44,045)
   Increase in accounts payable - trade                      233,505            15,617            333,166
   (Decrease) increase in accounts                           (11,831)          364,716            672,588
     payable - related parties
   Increase in interest payable                              778,531           614,852          1,121,711
   Increase (decrease) in tenant security deposits            35,602              (112)             2,652
                                                             -------           -------          ---------
      Net cash provided by operating activities:             279,564           379,994            100,930
                                                             -------           -------          ---------
Cash flows from investing activities:
   Capital expenditures                                     (179,465)         (106,374)          (241,313)
                                                             -------           -------            -------
                 Net cash used in investing activities:     (179,465)         (106,374)          (241,313)
                                                             -------           -------            -------
Cash flows from financing activities:
   Borrowings under debt obligations                          43,423               -0-            264,639
   Payments of principal under debt obligations              (63,636)         (288,026)          (193,410)
   Other financing activities                                     -0-           (4,752)                -0-                 -0-
                                                             -------           -------            --------
      Net cash (used in) provided by                         (20,213)         (292,778)             71,229
          financing activities:                              --------          -------            --------
Increase (decrease) in cash and cash equivalents               79,886          (19,158)            (69,154)
Cash and cash equivalents at beginning of year                 21,454           40,612             109,766
                                                             --------          -------            --------
Cash and cash equivalents at end of year              $       101,340    $      21,454     $        40,612
                                                             ========          =======            ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest               $   2,223,822     $  1,561,485        $  2,540,939
Supplemental Schedule of Non-Cash
  Investing and financing activities:
   Net assets transferred for liability reduction:
      Net assets transferred                                        0       $5,070,245                 -0-
      Liability reduction                                           0       $2,729,735                 -0-
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)


NOTE A - ORGANIZATION

Diversified Historic Investors II (the "Partnership") was formed in December 1984 to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, utilizing the mortgage financing and the net proceeds from the sale of limited partnership units. Rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code. The General Partner, Dover Historic Advisors, whose corporate partner is DHP, Inc., (formerly Dover Historic Properties, Inc.), has the exclusive responsibility for all aspects of the Partnership's operations

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A  summary of the significant accounting policies consistently applied
in   the   preparation  of  the  accompanying  consolidated  financial statements follows:

1.     Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of three subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. The financial statements for the year ended December 31, 1992 are unaudited with the exception of the balance sheet which is audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for the years presented.

2.     Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.     Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees have been deferred and are being amortized over the terms of the related loans (18 to 40 years).

The Partnership prepaid all amounts due under a ground lease for one of its properties. Such prepayment has been deferred and is being amortized over the term of the lease (75 years).
4.     Venture Bond Refunding

The City of Baltimore issued mortgage revenue bonds, Series 1985, (GNMA collateralized) for the purpose of providing permanent financing for one venture, Tindeco Wharf Partnership ("TWP"), The bonds are backed by a HUD-insured note (the "note") to TWP. The note, held by GNMA as lender, bears interest at a rate of 9.75% per annum and is secured by a first mortgage on the property. Principal and interest is payable in monthly installments of $143,801. The note matures December 2028. In October 1992, the original bond issue was refunded by a 1992 issue. The original bond issue had an average interest rate which approximated the interest on the mortgage of 9.75%. The refunding issue bears interest at an average rate of 6.62%. The difference in the interest on the mortgage and the refunding bonds is returned to the Partnership for operations.

TWP incurred an extraordinary loss of $575,687 in connection with the refunding of the bond issue resulting from the write-off of the original issue financing fees.

TWP incurred $791,054 of settlement fees in conjunction with the bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $52,264 and $29,704 at December 31, 1994 and 1993, respectively.

5.     Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 1994, 1993 and 1992).

6.     Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

7.     Reclassifications

Certain   amounts   in  the  1993  financial  statements   have   been
reclassified to conform with the format adopted in 1994.
NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

<CAPTION)
                                                                         December 31,
                                                                      1994               1993
Mortgage  loan, interest only at TENR plus 1/2% (6% and  4.5%    $    5,800,000         $ 5,800,000
at  December 31, 1994 and 1993, respectively) (TENR is a rate based  upon  yields of high quality, short-term,  tax  exempt obligation), subject to certain adjustments, to a maximum  of
15%;  principal  due in 2015, collateralized by  the  related rental property (A)

Mortgage loan, interest at 12%, collateralized by the related rental property with maturity at January 1, 1992 (B)
                                                                      1,800,000           1,800,000

Mortgage loans, interest at the Federal Reserve Discount rate plus  2%  with a minimum of 7% and a maximum of  15%  (7%  at
December 31, 1994, and 1993), principal and interest  payable monthly  based  on  a 20-year amortization  schedule  at  the foregoing rates of interest, as applicable; callable  by  the
lender   in  1996,  at  which  time  the  balance   will   be
approximately  $1,081,704;  collateralized  by  the   related
rental property                                                       1,223,214           1,286,850

Mortgage   revenue   bonds  comprised   of   the   following:
$1,440,000 Serial Bonds, interest rates ranging from 2.75% to
6.10%, maturing semi-annually from June 20, 1995, to December
20,  2006; $1,650,000 Term Bonds, interest at 6.5%,  maturing
December  20, 2012; $8,260,000 Term Bonds, interest at  6.6%, maturing  December 20, 2024; $5,605,000 Term Bonds,  interest at  6.7%, maturing December 20, 2028; collateralized  by  the related rental property
                                                                     17,046,806          17,107,122

Notes  payable  to  a  property management  company,  bearing interest  at  12%  per annum; principal and  interest  to  be repaid  from the earliest positive cash flow from  operations or  capital transactions, or within 90 days of termination of the  management agreement; unpaid principal and interest  due upon  the  earlier of sale or refinance of  the  property  or
December 1, 2007                                                        300,000             300,000

Note payable; interest accrues at 12%; principal and interest to  be  repaid  from  the earliest positive  cash  flow  from
operations; unsecured and due on demand                                 103,739             104,157

Second  mortgage  loan, interest only  payable  at  4%  until
August 1, 1994; thereafter, principal and interest (at  7.5%)
payable in monthly installments of $36,606 to August 2004, at which  time the balance of approximately $3,948,784  is  due;
collateralized by the related rental property (C)
                                                                      4,953,471           4,953,471

Note  payable to the developer, interest accrues at  12%,  of which  6% interest is payable annually; deferred interest  is payable  out  of cash flow after a preference return  to  the
Partnership  with  interest accruing on  the  unpaid  amount;
principal and unpaid interest due at the earlier of  sale  or refinancing of the property or 2005; unsecured
                                                                      2,300,000           2,300,000
                                                                     ----------          ----------
                                                                  $  33,527,230       $  33,547,443
                                                                     ==========          ==========

(A)    The partnership has the right to convert the interest rate to a
fixed  rate,  based  upon         market conditions  at  the  time  of
conversion.

        A private corporation provides an interest guarantee on these bonds. The guarantor charges an annual fee of approximately 2% of the outstanding balance of the bonds.

(B) Interest payments were not made after August, 1991. Lender declared default and accelerated payment of note in February 1992.
The  partnership  which owns the       property filed  a  petition  of
reorganization in May 1992. In November 1992, the automatic stay was lifted and the property which collateralizes this loan was foreclosed by the lender in February 1993. However, the partnership guaranteed $1,800,000 of the original note balance, which is included in debt obligations.

(C) Interest and principal after August 1, 1990, is due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No additional interest was paid during 1994, 1993 or 1992.

Approximate maturities of mortgage loan obligations at December 31, 1994, for each of the succeeding five years are as follows:

Year Ending December 31,

1995           $   1,936,099
1996                 147,910
1997                 160,779
1998                 174,798
1999                 190,075
Thereafter        30,917,569
                  ----------
                $ 33,527,230
                  ==========

NOTE D - ACQUISITIONS

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

In October 1985, the Partnership purchased a three-story building, consisting of 29 residential apartments and 9,500 square feet of commercial space, for a cash contribution of $2,750,000.

In October 1985, the Partnership was admitted, with an 85% general partner interest, to a Maryland general partnership, which owns a building located in Baltimore, Maryland, consisting of 240 residential units and 39,000 square feet of commercial space, for a cash capital contribution of $7,271,300. The Partnership subsequently purchased an additional 5% interest for $262,500.

NOTE E- COMMITMENTS AND CONTINGENCIES

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

The  Partnership  is involved in legal proceedings in connection  with the development of one of its properties. J. A. Jones Construction Company ("Jones") contracted with Factors Walk Partners ("FWP") which owns the 44 room hotel in Savannah, Georgia, for the renovation of a warehouse into the hotel and retail shops. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit.

On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program.

Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the post-judgment motions, or an appeal if the post-judgment motions are unsuccessful. A final outcome adverse to FWP is a reasonable probability.

The Partnership was also a party to a lawsuit brought against it by a former property manager alleging breach of contract and tortuous interference. On September 10, 1993, the lawsuit was settled for $102,670, or which $25,000 was paid at the time of settlement and equal monthly installments of $6,472.45 are payable commencing October 10, 1993, and continuing until September 10, 1994.

In May 1992, one Venture filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In November 1992, the
automatic stay was lifted and the property was foreclosed by the lender in February 1993.

NOTE F - RELATED PARTY TRANSACTIONS

The Partnership reimburses an affiliate of the General Partner for administrative expenses incurred on the Partnership's behalf. Such expenses aggregated $-0-, $-0- and $112,000 for 1994, 1993 and 1992, respectively.

Registrant maintained $356 at December 31, 1992 in a bank who has as a director a person who at that time was an affiliate of the General Partner. The Partnership also earned approximately $400 from these deposits in 1992.

In 1992, the Partnership incurred legal fees of $143,779 to a law firm who has a member a person who at that time was an affiliate of the General Partner.

On March 23, 1993, an affiliate of a partner of the General Partner, who had previously been assigned a note receivable from the partnership, obtained a judgment on its note in Common Pleas Court for Philadelphia County, Pennsylvania.

On January 13, 1994, an affiliate of a partner of the General Partner, who had previously been assigned a note receivable from the Partnership, obtained a judgment on its note in Common Pleas Court for Chatham County, Georgia.

NOTE G - EXTRAORDINARY GAINS/ LOSSES

During 1993, the mortgagee of the property located at the intersection of Massachusetts Avenue and L Street ("Mass and L") in Washington, D.C. (54 hotel rooms and a 120 seat restaurant) foreclosed on the property.

Due to insufficient cash flow generated by the property, Mass & L was unable to make scheduled debt service payments. In 1992, the lender notified Mass & L of the default under both notes and made a demand for payment. In May 1992, in order to forestall the threatened foreclosure by the lender, a reorganization petition was filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. In addition, the lender filed a claim against the Partnership on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment against the Registrant in the amount of $1,800,000.

The Partnership has recognized an extraordinary loss in 1993 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                                                      For the Years Ended December 31,
                                                                 1994              1993               1992
Net loss - book                                         ($ 2,360,840)     ($ 4,825,243)      ($ 4,348,359)
Excess of tax (under) book depreciation                     (191,940)         (229,723)           (53,178)
Other timing differences                                    (960,135)        1,734,941          1,662,820
Minority interest - tax only                                 165,061           951,749            480,426
                                                           ---------         ---------          ---------
Net loss - tax                                          ($ 3,347,854)     ($ 2,368,276)      ($ 2,258,291)
                                                           =========         =========          =========

Partners' equity - book                                 ($11,904,818)     ($ 9,543,978)      ($ 4,718,735)
Costs of issuance                                          2,471,196         2,471,196          2,471,196
Cumulative tax over (under) book loss                      3,997,356         5,336,595          2,879,628
Facade easement donation (tax only)                          203,778           203,778            203,778
Prior period adjustment                                       48,071            48,071             48,071
Capital adjustments (tax only)                              (443,431)         (352,225)          (567,002)
                                                           ---------         ---------          ---------
Partners' equity - tax                                  ($ 5,627,848)     ($ 1,836,563)       $   316,936
                                                           =========         =========          =========

                             SUPPLEMENTAL INFORMATION

                           DIVERSIFIED HISTORIC INVESTORS II
                                (a limited partnership)

            SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 31, 1994
                                                                                       Costs
                                                                                     Capitalized
                                                                                               Subsequent
                                                        Initial Cost                 to Acquisition
                                                      to Partnership
                                                                 (b)

                                                                       Buildings
                                                                          and
Description (a)                       Encumbrances       Land        Improvements    Improvements
                                           (f)
44 room hotel with 21,500 square feet
of commercial spacein Savannah, GA        $5,800,000     $200,000       $9,178,160        $136,412

29 apartment units and 9,500
square feet of commercial
space in West Chester, PA                  1,223,214       87,500        2,833,383           1,500

262 apartment units and 39,000
square feet of commercial
space in Baltimore, MD                    24,704,016      647,082        2,000,000      26,886,653

54 room hotel with
restaurant in Washington, DC               1,800,000      381,751        6,250,767               0


             Gross Amount at which Carried
                                        at
               December 31,
                       1994

               Buildings
                  and                            Accumulated      Date of        Date
   Land       Improvements    Total (c) (d)     Depr. (d) (e)   Constr. (a)    Acquired


   $200,000      $9,341,513       $9,541,513       $3,513,441    1985-1986      8/9/85



     87,500       2,840,483        2,927,983        1,083,413      1985         10/1/85



    647,082      29,033,577       29,680,659        9,952,924    1985-1988     10/15/85


          0               0                0                0    1985-1988      10/1/85



                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1994

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1994, for Federal income tax purposes is approximately $39,810,020. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                    1994            1993            1992
Balance at beginning of year     $41,970,690     $48,496,834     $48,255,521
Additions during the year:
   Improvements                      179,465         106,374         241,313
Deductions during the year:
   Retirements                            -0-     (6,632,518)             -0-

Balance at end of year           $42,150,155     $41,970,690     $48,496,834

Reconciliation of accumulated depreciation:
                                    1994            1993            1992
Balance at beginning of year     $12,958,664     $12,976,944     $11,004,983
Depreciation expense for the year  1,591,114       1,584,151       1,971,961
Retirements                               -0-     (1,602,431)             -0-
Balance at end of year           $14,549,778     $12,958,66      $12,976,944

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

                Michael J. Tuszka (age 48) was appointed Chairman and Director of both D, LTD and DHP, Inc. on January 27, 1993. Mr. Tuszka has been associated with DHP, Inc. and its affiliates since 1984.

               Donna M. Zanghi (age 38) is Secretary/Treasurer of DHP, Inc.. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                Michele F. Rudoi (age 30) was appointed on January 27, 1993 as Assistant Secretary of both D. LTD and DHP, Inc.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1994, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1994, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1994 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1992 through 1994.

               a. Certain Business Relationships - Registrant has no directors.

                b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1994 and 1993.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992 (unaudited).

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1994, 1993 and 1992.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992 (unaudited).

                    e.  Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.  Schedule XI-Real Estate and Accumulated Depreciation.

                    b.  Notes to Schedule XI.

               3.   Exhibits:

                    (a) Exhibit   Document
                        Number

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

                           21     Subsidiaries  of  the   Registrant
                                  are  listed  in Item 2. Properties
                                  of this Form 10-K.

                    (b) Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1994.

                    (c) Exhibits:

                        See Item 14(A)(3) above.

                             SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DIVERSIFIED HISTORIC INVESTORS II

Date: April 13, 1995       By: Dover Historic Advisors, General Partner

                               By: DHP, Inc., Partner

                                   By: /s/ Michael J. Tuszka
                                       MICHAEL J. TUSZKA,
                                       Chairman

                                   By: /s/ Donna M. Zanghi
                                       DONNA M. ZANGHI,
                                       Secretary and Treasurer

                                   By: /s/ Michele F. Rudoi
                                       MICHELE F. RUDOI,
                                       Assistant Secretary

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          Signature                       Capacity                   Date

DOVER HISTORIC ADVISORS                General Partner

By: DHP, Inc., Partner

    By:  /s/ Michael J. Tuszka                                 April 12, 1995
         MICHAEL J. TUSZKA,
         Chairman

    By:  /s/ Donna M. Zanghi                                   April 13, 1995
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                  April 13, 1995
         MICHELE F. RUDOI,
         Assistant Secretary