Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1996-11-04
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                              ----------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  --------------
Commission file number                0-14645
                      ------------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS II
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                 23-2361261
-------------------------------              -------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

       Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  --------------------
                                  N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                Yes       No   X
                                        ------   ------

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1996, Registrant had cash of $47,173. Such funds are expected to be used to pay the liabilities of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1996, Registrant had restricted cash of $999,528 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Factor's Walk, if the final outcome were to be adverse to the Registrant, the property could be foreclosed. If a foreclosure were to occur, it is not likely to have a significant impact on the Registrant's liquidity, as this property has generated little or no cash flow to the Registrant. In addition, if Capital Bank executes on its judgment against the Registrant, it is expected to have significant impact on the Registrant's liquidity since the judgment amount is substantially in excess of the Registrant's available cash See Part II. Item 1. Legal Proceedings.

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

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $682,498 ($32.81 per limited partnership unit) compared to a net loss of $632,288 ($30.40 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $2,010,967 ($96.68 per limited partnership unit) compared to a net loss of $1,827,804 ($87.87 per limited partnership unit) for the same period in 1995.

                    Rental income increased $58,746 from $1,063,643 in the third quarter of 1995 to $1,122,119 in the same period in 1996 and increased $152,699 from $3,077,277 for the first nine months of 1995 to $3,229,976 in the same period on 1996. The increase in rental income in both the third quarter and the first nine months of 1996 as compared to the same periods in 1995 is mainly the result of an increase in residential rental income at Tindeco Wharf due to an increase in the average rental rates. Also, in the third quarter, rental income at Washington Square increased due to an increase in the average rental rates.

                     Hotel income increased $26,446 from $295,947 in the third quarter of 1995 to $322,393 in the same period in 1996 and increased $51,476 from $932,318 for the first nine months of 1995 to $983,794 for the same period in 1996. The increases are due to increases in the average room rates ($94.55 to $103.68) in the third quarter and ($93.20 to $100.66) for the first nine months while occupancy remained constant.

                     Expense for rental operations increased by $1,861 from $465,985 in the third quarter of 1995 to $467,846 in the same period in 1996 and increased $91,456 from $1,242,205 for the first nine months of 1995 to $1,333,661 for the same period in 1996. The increases from both the third quarter and the first nine months of 1995 to the same periods in 1996 is the result of an increase in rental operations expense such as maintenance and utilities expense at Washington Square resulting from the inclement weather experienced in the winter of 1996 and an increase in management and legal fees at Tindeco Wharf. Management fees increased due to the increase in rental income and legal fees increased due to fees incurred in connection with the approval by the Department of Housing and Urban Development of a new management agreement.

                     Hotel operations expense increased $136,514 from $276,680 in the third quarter of 1995 to $413,194 in the same period in 1996 and increased $287,771 from $896,075 for the first nine months of 1995 to $1,183,846 for the same period in 1996. The increase from the third quarter and the first nine months of 1995 to the same periods in 1996 is the result of an increase in rent, commissions, and management fees expense. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it with the intention of expanding the River Street Inn. Commissions expense increased due to commissions incurred as a result of the extension of several of the commercial tenants' leases and the execution of the lease of the adjacent building and management fees increased due to an increase in hotel income.

                    Interest expense decreased $4,406 from $786,472 in the third quarter of 1995 to $782,066 in the same period in 1996 due to a decrease in the variable interest rate (4.4% to 3.9%) at Factor's Walk.

                     Interest expense increased $3,985 from $2,316,112 for the first nine months of 1995 to $2,320,097 for the same period in 1996. The increase in interest expense for the first nine months of 1996 as compared to the same period in 1995 is due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf, partially offset by the decreased interest rate at Factor's Walk as referred to above.

                      Losses incurred during the quarter at the Registrant's three properties amounted to $557,000, compared to a loss of approximately $518,000 for the same period in 1995. For the first nine months of 1996 the Registrant's three properties recognized a loss of $1,657,000 compared to approximately $1,485,000 for the same period in 1995.

                     In the third quarter of 1996, Registrant incurred
a loss of $368,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $383,000 in the third quarter of 1995, including $287,000 of depreciation and amortization expense and for the first nine months of 1996, Registrant incurred a loss of $1,154,000 including $864,000 of depreciation and amortization expense, compared to a loss of $1,182,000 for the same period in 1995, including $863,000 of depreciation and amortization expense. The decreased loss from both the third quarter and the first nine months of 1995 to the same periods in 1996 is the result of an increase in residential rental income due to an increase in the average rental rates partially offset by an increase in management fees, legal and interest expense. Management fees increased due to the increase in rental income. and legal fees increased due to fees incurred in connection with the approval by HUD of a new management agreement. Interest expense increased due to an increase in the principal balance upon which interest is calculated.

                     In the third quarter of 1996, Registrant incurred a loss of $186,000 at The River Street Inn including $89,000 of depreciation expense, compared to a loss of $101,000 including $89,000 of depreciation expense in the third quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $480,000 including $266,000 of depreciation expense, compared to a loss of $285,000 for the same period in 1995, including $266,000 of depreciation expense. The increased loss from the third quarter and the first nine months of 1995 to the same periods in 1996 is the result of an increase in commissions, rent, and management fees expense partially offset by an increase in hotel income and a decrease in interest expense due to a decrease in the variable interest rate (4.4% to 3.9%). Commissions expense increased due to commissions incurred as a result of the extension of several of the commercial tenant leases and the execution of the lease in the first quarter of 1996. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it with the intention of expanding the River Street Inn. Management fees increased due to the increase in hotel income while hotel income increased due to an increase in the average room rates ($94.55 to $103.68) in the third quarter and ($93.20 to $100.66) for the first nine months while occupancy remained constant.

                     In the third quarter of 1996, Registrant incurred a loss of $3,000 at Washington Square, including $28,000 of depreciation expense, compared to a loss of $34,000 including $28,000 of depreciation expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period in 1996 is the result of an increase in rental income due to an increase in average rental rates combined with a decrease in maintenance expense.

                     For the first nine months of 1996, Registrant incurred a loss of $23,000 at Washington Square including $83,000 of depreciation expense, compared to a loss of $18,000 for the same period in 1995, including $83,000 of depreciation expense. The increase in the loss from the first nine months of 1995 to the same period in 1996 is due to an increase in rental operations expense such as maintenance and utilities expense resulting from the inclement weather experienced in the winter of 1996.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets
                                                  September 30, 1996        December 31, 1995
                                                      (Unaudited)
                                                  ------------------        -----------------
Rental properties, at cost:
Land                                                  $      934,582           $      934,582
Buildings and improvements                                39,628,844               39,414,132
Furniture and fixtures                                     2,650,472                2,650,472
                                                        ------------            -------------
                                                          43,213,898               42,999,186
Less - Accumulated depreciation                          (17,435,531)             (16,210,001)
                                                        ------------            -------------
                                                          25,778,367               26,789,185

Cash and cash equivalents                                     47,173                  114,922
Restricted cash                                              999,528                  692,027
Accounts and notes receivable                                 28,805                   50,030
Other   assets  (net  of  amortization   of
$207,154  and  $180,216 at  September  30,
1996 and December 31, 1995, respectively)
                                                           1,781,293                1,772,484
                                                         -----------              -----------
       Total                                            $ 28,635,166             $ 29,418,648
                                                         ===========              ===========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                                        $33,046,916             $33,161,299
Accounts payable:
       Trade                                              2,102,338                 866,737
       Related parties                                      633,052                 678,569
Interest payable                                          7,999,076               6,928,557
Accrued liabilities                                       1,461,809               2,381,497
Tenant security deposits                                    242,657                 241,704
                                                        -----------             -----------
       Total liabilities                                 45,485,848              44,258,363

Partners' equity                                        (16,850,682)            (14,839,715)
                                                        -----------             -----------
       Total                                           $ 28,635,166            $ 29,418,648
                                                        ===========             ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)
                                             Three months                              Nine months
                                          ended September 30,                       ended September 30,
                                         1996              1995                 1996                1995
                                       --------          --------             --------            --------
Revenues:
 Rental income                        $1,122,119         $1,063,643          $3,229,976         $3,077,277
 Hotel income                            322,393            295,947             983,794            932,318
 Interest income                           3,322              4,288              14,210             18,001
                                       ---------          ---------           ---------          ---------
   Total revenues                      1,447,834          1,363,878           4,227,980          4,027,596

Costs and expenses:
 Rental operations                       467,846            465,985           1,333,661          1,242,205
 Hotel operations                        413,194            276,680           1,183,846            896,075
 General and
   administrative                         49,500             49,500             148,500            148,500
 Interest                                782,066            786,472           2,320,097          2,316,112
 Depreciation and
   amortization                          417,726            417,529           1,252,843          1,252,508
                                       ---------          ---------           ---------          ---------
 Total costs and
            expenses                   2,130,332          1,996,166           6,238,947          5,855,400
                                       ---------          ---------           ---------          ---------
Net loss                             ($  682,498)       ($  632,288)        ($2,010,967)       ($1,827,804)
                                       =========          =========           =========          =========
Net loss per limited
 partnership unit                  ($      32.81)     ($      30.40)     ($       96.68)     ($      87.87)

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)
                                                                   Nine months ended
                                                                     September 30,
                                                                     1996         1995
                                                                   --------     --------
Cash flows from operating activities:
 Net loss                                                        ($2,010,967)      ($1,827,804)
 Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                      1,252,843         1,252,508
Changes in assets and liabilities:
 (Increase) decrease in restricted cash                             (307,501)           43,752
 Decrease (increase) in accounts receivable                           21,225            (8,992)
 Increase in other assets                                            (36,122)          (28,727)
 Increase in accounts payable - trade                              1,235,601            99,110
 Decrease in accounts payable - related parties                      (45,517)         (154,357)
 Increase in interest payable                                      1,070,519           783,970
 (Decrease) increase in accrued liabilities                         (919,688)          279,128
 Increase (decrease) in tenant security deposits                         953            (3,533)
                                                                   ---------          --------
Net cash provided by operating activities                           261,346           435,035
                                                                   ---------          --------
Cash flows from investing activities:
 Capital expenditures                                               (214,712)         (157,371)
                                                                   ---------          --------
Net cash used in investing activities                               (214,712)         (157,371)
                                                                   ---------          --------
Cash flows from financing activities:
 Principal payments                                                 (114,383)         (270,408)
                                                                   ---------          --------
 Net cash used in financing activities                              (114,383)         (270,408)
                                                                   ---------          --------
(Decrease) increase in cash and cash equivalents                     (67,749)            7,256

Cash and cash equivalents at beginning of period                     114,922           101,340
                                                                   ---------          --------
Cash and cash equivalents at end of period                      $     47,173      $    108,596
                                                                   =========          ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                           $1,067,470        $1,132,130

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

                      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The Registrant has been involved in two legal proceedings as discussed below:

                 (a) J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP") for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017 (including pre-judgment interest of $420,999). The judgment accrues interest at 9.5% and $46,171 of interest was accrued in the first nine months of 1996. FWP filed an appeal and this appeal is currently held in abeyance while FWP and Jones participate in a court sponsored settlement program. Because of the complexity of the factual and legal issues involved, it is impossible to predict with any reasonable degree of certainty the outcome of the appeal. A final outcome adverse to FWP is a reasonable probability. However, FWP continues to participate in negotiations with Jones, which the Registrant believes will lead to a settlement that will allow FWP to retain ownership of the property. If no settlement occurs and an adverse appellate ruling is handed down, the property could be foreclosed.

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

                   (b)   Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 1, 1996          DIVERSIFIED HISTORIC INVESTORS II

                                   By: Dover Historic Advisors,
                                   General Partner

                                     By: DHP, Inc., Partner

                                        By: /s/ Donna M. Zanghi
                                             DONNA M. ZANGHI,
                                             Secretary and Treasurer