Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1997-04-15
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ---------------------

Commission file                     0-14645
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

     SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA     19102
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act: 20,593.3 Units

               UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                Yes _X    No

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1996, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

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

                     As of December 31, 1996, Registrant owned three properties (or interests therein), located in Pennsylvania (one), Maryland (one), and Georgia (one). In total, the three properties contain 269 apartment units, 73,366 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 1996, 258 of the apartment units were under lease at monthly rental rates ranging from $630 to $1,390 and approximately 71,298 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $25.27 per sf. Throughout 1996, all of the hotel rooms were available for use. During 1996, the hotel maintained an average nightly room rate of $100.92 and average occupancy of 77%. Rental of the apartments and commercial space is not expected to be seasonal. However the hotel does experience seasonal changes, with the busiest months being March and April and the slowest months being January and December. For further discussion of the properties, see Item 2. Properties.

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

                     The hotel is located in Savannah, Georgia and is one of several historic buildings which have been converted into hotels and inns. The hotel relies heavily on the tourist trade which is on the upswing in Savannah. The hotel is generally considered to be a market leader, due to its location on "River Street", the main shopping and entertainment area on the river, and the fact that it provides a full array of hotel amenities, not just a "bed and breakfast" atmosphere.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1996 is given below.

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

                    The principal balance of the bonds was $16,907,100 at December 31, 1996. The bonds are comprised of both serial and revenue bonds. The serial bonds bear interest rates ranging from 4.6% to 6.1% and mature semi-annually from June 1997 through December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 1996) bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 1996) and the operating deficit loan (principal balance of $250,383 at December 31, 1996) all bear interest at 12% and are payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property. The operating deficit loan is due in 2007, or upon earlier sale or refinancing of the property. The property is managed by BCMI. As of December 31, 1996, 229 apartment units (95%) and 41,307 sf of commercial space (100%) were under lease. Monthly rental rates range from $780 to $1,390 for apartments and annual rental rates range from $5.33 per sf to $19.47 per sf for commercial space.

                     All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 97% for 1995, 95% for 1994, 92% for 1993 and 94% for 1992.
The monthly rental range has been approximately the same since 1992. The occupancy for the commercial space for the previous four years has been 85% for 1995, 93% for 1994, 93% for 1993 and 95% for 1992. The
range for annual rents has been $5.33 per sf to $18.54 per sf for 1995, $10.30 per sf to $22.39 per sf for 1994, $5.88 to $21.36 per sf
for 1993 and $5.28 to $15.96 per sf for 1992. There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a medical office, restaurant, a fitness club and a travel agency.

                The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                               Total annual        % of gross
           Number of        Total sf of       rental covered     annual rental
 Years  leases expiring   expiring leases   by expiring leases   from property

 1997         2                 18,000           $ 210,787             6%
 1998         0                      0                   0             0%
 1999         3                  8,199             137,941             4%
 2000         1                  4,469              58,701             2%
 2001         2                  6,139              89,016             2%
 Thereafter   1                  4,500              24,000            <1%

               The Registrant has entered into lease negotiations with the large tenant whose lease is due to expire in June 1997 and believes that a long-term lease (8-10 years) will be signed at a reduced rental rate.

               For tax purposes, this property has a federal tax basis of $28,550,778 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $407,185 which is based on an assessed value of $6,719,220, taxed at a rate of $6.06 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b.    River Street Inn/Factor's Walk - consists of  44
hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the Property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 1996 is $5,800,000 and they are due in 2015. The property is managed by BCMI. As of December 31, 1996, 21,799 sf of its 22,559 sf (97%) of commercial space was under lease at annual rental rates ranging from $5.53 to $25.27 per sf. The Property also maintains 44 operating hotel rooms at an average nightly rate of $100.92, average occupancy for 1996 was approximately 77%.

                     The hotel occupancy rate for the previous four years has been 78% for 1995, 74% for 1994, 71% for 1993 and 72% for 1992. The average room rates have been $94.54 for 1995, $90.18 for 1994, $86.59 for 1993 and $86.44 for 1992. The occupancy for the commercial space for the previous four years has been 83% for 1995, 92% for 1994, 83% for 1993 and 80% for 1992. The range for annual rents has been $5.53 to $24.53 per sf for 1995, $1.58 to $23.12 per sf for 1994, $1.56 to $23.16 per sf for 1993 and $5.28 to $15.96 per sf
for 1992. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

                     The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                               Total annual        % of gross
           Number of        Total sf of       rental covered      annual rental
 Years  leases expiring   expiring leases   by expiring leases   from property

 1997         1                 354             $  3,600              <1%
 1998         3               7,233               71,676               4%
 1999         0                   0                    0               0%
 2000         3               3,096               50,772               3%
 2001         8              11,116              140,889               9%

                 Although no firm commitment has been made, the Registrant anticipates that the lease which is scheduled to expire in 1997 will be extended for at least an additional year, due to the long-standing tenancy of the merchant.

               For tax purposes, this property has a federal tax basis of $9,511,781 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,904 which is based on an assessed value of $908,667, taxed at a rate of $3.40 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,076,725 at December 31, 1996) bears interest at the Federal Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7.25% at December 31, 1996) and is due in October 2005. The property is managed by an independent property management firm. As of December 31, 1996, 8,192 sf of commercial space (86%) was rented at annual rates ranging from $6.00 per sf to $13.00 per sf. At December 31, 1996, all of the residential units (100%) were under lease at monthly rental rates ranging from $630 to $1,076.

                     All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 97% for 1995, 98% for 1994, 92% for 1993 and 97% for 1992.
The monthly rental range has been approximately the same since 1992. The occupancy for the commercial space for the previous four years has been 97% for 1995, 100% for 1994, 100% for 1993 and 100% for 1992.
The range for annual rents has been $6.00 to $12.00 per sf for 1995, $6.00 to $13.23 per sf for 1994, $6.12 to $12.12 per sf for 1993 and
$6.00 to $11.52 per sf for 1992.

                     The following is a table showing commercial lease expirations at Washington Square for the next five years.

                                                 Total annual      % of gross
             Number of       Total sf of      rental covered      annual rental
 Years    leases expiring  expiring leases  by expiring leases   from property

 1997           1                1,094           $ 14,222               4%
 1998           1                1,198              9,769               3%
 1999           1                1,900             19,000               6%
 2000           0                    0                  0               0%
 2001           1                4,000             32,000              10%

                     Although no firm commitment has been made, the Registrant anticipates that the lease which is scheduled to expire in 1997 will be extended for at least an additional year, due to the long-standing tenancy of the merchant and the availability of a renewal option under the lease.

                     For tax purposes of depreciation, this property has federal tax basis of $2,849,730 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,059 which is based on an assessed value of $119,610 taxed at a rate of $24.295 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 118 Units of record were sold or exchanged in 1996.

                b. As of December 31, 1996, there are 2,562 record holders of Units.

                c. Registrant did not declare any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1996        1995        1994        1993         1992

 Rental income     $ 4,303,963 $ 4,103,099 $ 3,950,879 $ 3,763,979 $ 3,418,773
 Hotel revenues      1,282,662   1,230,057   1,108,942   1,227,925   3,007,997
 Interest income        18,654      28,988       9,219      10,300     121,721
 Net loss           (2,262,184) (2,426,416) (2,869,321) (4,825,243) (4,348,359)
 Net loss per Unit     (108.75)    (116.65)    (137.94)    (231.97)    (209.04)
 Total assets (net  28,633,916  29,418,648  30,742,909  31,466,054  38,107,985
 of depreciation
 and amortization)
 Debt obligations   33,087,679  33,161,299  33,527,230  33,547,443  35,562,071

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At December 31, 1996, Registrant had cash of $79,567. Such funds are expected to be used to pay the liabilities of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $1,300,767 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving the Morrison Clark Inn, if Capital Bank executes its judgment on the Registrant, it is expected to have significant impact on the Registrant's liquidity as no cash will be available to pay the operating expenses of the properties. See Part
II. Item 7. Morrison Clark Inn.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                      Due   to  the  recent  rehabilitations  of   the
properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. In the first quarter of 1996, the Registrant's wholly-owned affiliate, Factor's Walk Partners ("FWP") entered into a lease with the owner of the building adjacent to the River Street Inn (owned by FWP) with the intention of expanding the inn. The source of financing for this expansion has not yet been identified and the expansion has been deferred until financing can be arranged. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During 1996, Registrant incurred a net loss of $2,262,184 ($108.75 per limited partnership unit), compared to a net loss of $2,426,416 ($116.65 per limited partnership unit), in 1995 and a net loss of $2,869,321 ($137.94 per limited partnership unit), in 1994.

                     Rental and hotel income increased from $5,059,821
in  1994  to  $5,333,156 in 1995 to $5,586,625 in 1996.  The  increase from 1995 to 1996 is the result of an increase of $201,000 in rental income and $53,000 in hotel income. The increase in rental income is a combination of an increase in the average rental rates of the residential units and an increase in the average occupancy of the commercial space at Tindeco Wharf. The increase in hotel income is due to an increase in the average room rates at Factor's Walk ($94.54 to $100.92). The increase from 1994 to 1995 is the result of an increase of $152,000 in rental income and $121,000 in hotel income. The increase in rental income is mainly the result of an increase in average residential occupancy and average rental rates at both Tindeco Wharf and Washington Square and an increase in the occupancy of the commercial space at Tindeco Wharf. The increase in hotel income is the result of an increase in average room rates at Factor's Walk ($90.18 to $94.54) and an increase in average occupancy (74% to 78%).

                     Interest income increased from $9,219 in 1994 to $28,988 in 1995 and decreased to $18,654 in 1996. The increase from 1994 to 1995 and the decrease from 1995 to 1996 is the result of changes in the balances of the restricted cash which generates the interest income.

                      Rental operations expenses increased from $1,590,865 in 1994 to $1,654,247 in 1995 and to $1,684,209 in 1996.
The increase from 1995 to 1996 is the result of higher legal fees at Tindeco Wharf due to fees incurred in connection with the approval by HUD of a new management agreement and higher maintenance and utilities expense at Washington Square due to the inclement weather experienced in the winter of 1996 partially offset by a decrease in maintenance expense at Tindeco Wharf due to the renegotiation of the cable television contract. The increase from 1994 to 1995 is due to higher operating expenses at Tindeco Wharf including wages and salaries, utilities, management fees and insurance. The increase in operating expenses is proportional to the increase in occupancy in both the residential units and commercial space. Hotel operations expense increased from $1,018,311 in 1994 to $1,037,365 in 1995 and to
$1,317,387 in 1996. The increase from 1995 to 1996 is due to an increase in rent expense and management fees. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it with the intention of expanding the River Street Inn, while management fees increased due to the increase in hotel income.

                    Interest expense decreased from $3,478,235 in 1994 to $3,231,126 in 1995 and to $3,198,970 in 1996. The decrease from
1995  to  1996  is due to a decrease in the average interest  rate  at
Factor's Walk partially offset by an increase in interest expense at Tindeco Wharf due to the accrual of interest on a higher balance on the second mortgage. The decrease from 1994 to 1995 is the result of the accrual of interest at Factor's Walk on a judgment in 1994 partially offset by an increase in the average interest rate on both the Washington Square and Factor's Walk loans combined with an increase at Tindeco Wharf due to accrual of interest on a higher balance on the second mortgage in 1995.

                      Depreciation and amortization increased from $1,652,950 in 1994 to $1,667,832 in 1995 and to $1,707,209 in 1996.
The increase from 1995 to 1996 is the result of the amortization at the River Street Inn of leasing commissions incurred in 1996 as a result of the extension of several of the commercial tenant leases and the execution of the adjacent building lease in the first quarter of 1996.

                    In 1996, losses of $1,772,000 were incurred at the Registrant's three properties compared to $1,924,000 in 1995 and $2,404,000 in 1994. A discussion of property operations/activities follows:

                In 1996, Tindeco Wharf sustained a loss of $1,544,000 including $1,162,000 of depreciation and amortization expense and $846,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) compared to a loss of $1,550,000 including $1,151,000 of depreciation and amortization expense and $874,000 of deferred interest in 1995 and a loss of $1,505,000, including $1,135,000 of depreciation and amortization expense and $641,000 of deferred interest in 1994. The decrease in the loss from 1995 to 1996 is due to an increase in rental income and a decrease in maintenance expense partially offset by an increase in interest expense and legal fees. The increase in rental income is a combination of an increase in the average rental rates of the residential units and an increase in the average occupancy of the commercial space. Maintenance expense decreased due to the renegotiation of the cable television contract. Interest expense increased due to the accrual of interest on a higher balance on the second mortgage and legal fees increased due to fees incurred in connection with the approval by HUD of a new management agreement. The increased loss from 1994 to 1995 is due to an increase in interest expense and other operating expenses such as wages and salaries, utilities, management fees and insurance partially offset by an increase in rental and interest income. Interest expense increased due to the accrual of interest on a higher balance on the second mortgage. The increase in operating expenses and rental income is due to an increase in occupancy in both the residential units and commercial space and a proportionate increase in the operating expenses. Interest income increased due to a higher cash balance throughout the year.

                On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from TWP to the Registrant, that had been assigned to DHP, Inc. The note was in the stated amount of $261,600 and bore interest at 10%; the note was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in Common Pleas Court for
Philadelphia County, Pennsylvania. The judgment provided that all future distributions, in any form, due to the Registrant on account of its ownership interest in TWP, be immediately delivered to D, LTD. Interest accrued during 1995 was $2,864. This note was repaid in 1995.

                In 1996, River Street Inn sustained a loss of $199,000
including $381,000 of depreciation and amortization expense compared to a loss of $354,000 including $355,000 of depreciation expense in 1995 and a loss of $866,000, including $354,000 of depreciation expense in 1994. The decreased loss from 1995 to 1996 is due to an increase in hotel and extraordinary income and a decrease in interest expense partially offset by an increase in rent, management fees, and amortization expense. Hotel income increased due to an increase in the average room rates ($94.54 to $100.92) while extraordinary income increased due to the recognition of a gain resulting from the settlement agreement with J. A. Jones (see below). Interest expense decreased due to a decrease in the average interest rate. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it with the intention of expanding the River Street Inn. Management fees increased due to the increase in hotel income while amortization expense increased due to the amortization of leasing commissions incurred in 1996 as a result of the extension of several of the commercial tenant leases and the execution of the adjacent building lease in the first quarter of 1996. The decreased loss from 1994 to 1995 is the result of an increase in hotel income combined with an increase in interest expense. The increase in hotel income is the result of an increase in average room rates at Factor's Walk ($90.18 to $94.54) and an increase in average occupancy (74% to 78%). The increase in interest rates is the result of an increase in the average interest rate on the both the mortgage and on amounts owed to the guarantor which accrues interest at prime plus 2%.

                FWP is involved in one legal proceeding as discussed below:

                J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997. The Registrant recognized a gain in the amount of $238,312 for the excess of the amount of the judgment over the amount stipulated in the settlement agreement.

                On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Registrant, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. The judgment provided that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP, be immediately delivered to D, LTD.. Interest accrued during 1995 was $2,226. This note was repaid in 1995.

                In 1996, Washington Square sustained a loss of $29,000 including $110,000 of depreciation expense compared to a loss of $20,000 including $110,000 of depreciation expense in 1995 and a loss of $33,000 including $110,000 of depreciation expense in 1994. The increased loss from 1995 to 1996 is due to an increase in rental operations expense such as maintenance and utilities expense resulting from the inclement weather experienced in the winter of 1996. The decreased loss from 1994 to 1995 is mainly the result of an increase in rental income due to a higher average rental rates.

                On  June 30, 1992, DHP, Inc. assigned to D, LTD a note
receivable from the Registrant in the stated amount of $404,046. The note bears interest at 10% and becomes due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. Interest accrued during 1996 and 1995 was $44,034 and $45,430, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1996 is $409,466.

                In February 1993, one of the Registrant's properties, the Morrison-Clark Inn, was foreclosed by the lender. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1997. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement for several years for similar consideration.

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

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors II (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $20,325,765 and $20,637,093 as of December 31, 1996 and 1995, and total revenues of $3,649,724 and $3,483,636, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 19, 1997

                     Independent Auditor's Report


To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying consolidated balance sheets of Tindeco Wharf Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 1996 and 1995, and the result of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.


Reznick Fedder and Silverman
Baltimore, Maryland
January 10, 1997

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

     Consolidated Balance Sheets at December 31, 1996 and 1995       17

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1996, 1995 and 1994                            18

     Consolidated  Statements  of Changes in Partners' Equity
        for  the  Years  Ended December 31, 1996, 1995, and 1994     19

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1996, 1995 and 1994                            20

     Notes to consolidated financial statements                     21-28

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation          30

     Notes to Schedule XI                                            31



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets

                                               1996                   1995
Rental properties at cost:
   Land                                   $    934,582          $    934,582
   Buildings and improvements               39,577,198            39,414,132
   Furniture and fixtures                    2,740,645             2,650,472
                                            ----------            ----------
                                            43,252,425            42,999,186
   Less - accumulated depreciation         (17,857,486)          (16,210,001)
                                            ----------            ----------
                                            25,394,939            26,789,185

Cash and cash equivalents                       79,567               114,922
Restricted cash                              1,300,767               692,027
Accounts receivable                             47,497                50,030
Other assets (net of accumulated
   amortization of $239,940 and $180,216)    1,811,146             1,772,484
                                            ----------            ----------
               Total                       $28,633,916           $29,418,648
                                            ==========            ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                        $33,087,679           $33,161,299
   Accounts payable:
        Trade                                2,208,559               866,737
        Related parties                        611,243               678,569
   Interest payable                          8,313,125             6,928,557
   Tenant security deposits                    236,677               241,704
   Other liabilities                         1,278,532             2,381,497
                                            ----------            ----------
               Total liabilities            45,735,815            44,258,363
                                            ----------            ----------
Partners' equity                           (17,101,899)          (14,839,715)
                                            ----------            ----------
               Total                       $28,633,916           $29,418,648
                                            ==========            ==========
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994


                                         1996          1995            1994

Revenues:
   Rental income                     $4,303,963     $4,103,099      $3,950,879
   Hotel income                       1,282,662      1,230,057       1,108,942
   Interest income                       18,654         28,998           9,219
                                      ---------      ---------       ---------
       Total revenues                 5,605,279      5,362,154       5,069,040
                                      ---------      ---------       ---------
Costs and expenses:
   Rental operations                  1,684,209      1,654,247       1,590,865
   Hotel operations                   1,317,387      1,037,365       1,018,311
   General and administrative           198,000        198,000         198,000
   Interest                           3,198,970      3,231,126       3,478,235
   Depreciation and amortization      1,707,209      1,667,832       1,652,950
                                      ---------      ---------       ---------
       Total costs and expenses       8,105,775      7,788,570       7,938,361
                                      ---------      ---------       ---------
Loss before extraordinary item       (2,500,496)    (2,426,416)     (2,869,321)

Extraordinary gain                      238,312              0               0
                                      ---------      ---------       ---------
Net loss                            ($2,262,184)   ($2,426,416)    ($2,869,321)
                                      =========      =========       =========
Net loss per limited partnership unit:
   Loss before extraordinary item   (    120.21)   (    116.65)    (    137.94)
   Extraordinary gain                     11.46              0               0
                                      ---------      ---------       ---------
                                    ($   108.75)   ($   116.65)    ($   137.94)
                                      =========      =========       =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                                        Dover
                                                      Historic        Limited
                                      Advisors (1)   Partners (2)       Total

Percentage participation in
   profit or loss                         1%             99%             100%

Balance at December 31, 1993           (266,860)     (9,277,118)     (9,543,978)
Net loss                                (23,608)     (2,337,232)     (2,360,840)
                                       --------      ----------      ----------
Balance at December 31, 1994           (290,468)    (11,614,350)    (11,904,818)
Prior period adjustment                  (5,085)       (503,396)       (508,481)
Net loss                                (24,264)     (2,402,152)     (2,426,416)
                                        -------      ----------      ----------
Balance at December 31, 1995           (319,817)    (14,519,898)    (14,839,715)
Net Loss                                (22,622)     (2,239,562)     (2,262,184)
                                        -------      ----------      ----------
Balance at December 31, 1996          ($342,439)   ($16,759,460)   ($17,101,899)
                                        =======      ==========      ==========


 (1)   General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                             1996         1995          1994

Cash flows from operating activities:
   Net loss                               ($2,262,184) ($2,426,416) ($2,869,321)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
Depreciation and amortization               1,707,209    1,667,832    1,652,950
Extraordinary gain                           (238,312)           0            0
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   Increase in restricted cash               (608,740)     (84,988)      (9,171)
   Decrease (increase) in accounts
     receivable                                 2,533      (18,732)         399
   Increase in other assets                   (98,386)     (25,256)     (13,660)
   Increase in accounts payable-trade       1,341,822      148,964      217,168
   Decrease in accounts payable -
     related parties                          (67,326)    (138,309)    (824,896)
   Increase in interest payable             1,622,880    1,041,348      778,531
   (Decrease) increase in tenant
     security deposits                         (5,027)      (5,435)      35,602
   (Decrease) increase in other
     liabilities                           (1,102,965)     421,518    1,959,980
      Net cash provided by operating        ---------    ---------    ---------
        activities:                           291,504      580,526      927,582
                                            ---------    ---------    ---------
Cash flows from investing activities:
   Capital expenditures                      (253,239)    (201,013)    (827,483)
                                            ---------    ---------    ---------
      Net cash used in investing activities: (253,239)    (201,013)    (827,483)
                                            ---------    ---------    ---------
Cash flows from financing activities:
   Borrowings under debt obligations                0            0       43,423
   Payments of principal under debt
     obligations                              (73,620)    (365,931)     (63,636)
                                            ---------    ---------    ---------
      Net cash used in financing activities:  (73,620)    (365,931)     (20,213)
                                            ---------    ---------    ---------
(Decrease) increase in cash and cash
    equivalents                               (35,355)      13,582       79,886
Cash and cash equivalents at beginning of year114,922      101,340       21,454
                                            ---------    ---------    ---------
Cash and cash equivalents at end of year   $   79,567   $  114,922   $  101,340
                                            =========    =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest  $1,486,204   $1,848,790   $2,223,822

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

Tindeco Wharf Partnership ("TWP") incurred $791,054 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $97,576 and $74,920 at December 31, 1996 and 1995, respectively.

4.     Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.     Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 1996, 1995 and 1994).

6.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

7.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

8.     Rental Properties

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

9.     New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - PRIOR PERIOD ADJUSTMENT

On January 1, 1994, a judgment was entered against the Partnership (See Note F - Commitments and Contingencies) in the amount of $1,069,017 consisting of $648,018 in construction costs and $420,999 in accrued interest. The judgment was not accrued in 1994. In addition, interest on the judgment in the amount of $61,562 was not accrued and depreciation on the construction costs in the amount of $25,921 was not expensed for the year ended December 31, 1994. Accordingly, the financial statements for the year ended December 31, 1994 have been restated to reflect the above obligations as follows:

Net loss as previously reported                             ($2,360,840)
Interest expense                                               (482,560)
Depreciation expense                                            (25,921)
                                                              ---------
Net loss as restated                                        ($2,869,321)
                                                              =========
Net loss per limited partnership unit, as previously stated   ($ 113.49)
Interest expense                                                 (23.20)
Depreciation expense                                              (1.25)
                                                                -------
Net loss per limited partnership unit, as restated            ($ 137.94)
                                                                =======
NOTE D - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                                    December 31,
                                                                      1996           1995
Mortgage  loan, interest only at 14% and 5.375%  at  December    $ 5,800,000     $ 5,800,000
31,  1996  and  1995, respectively); principal due  in  2015, collateralized by the related rental property (A)

Mortgage loan, interest at 12%, collateralized by the related      1,800,000       1,800,000
rental property with maturity at January 1, 1992 (B)

Mortgage loans, interest at the Federal Reserve Discount rate      1,076,725       1,155,227
plus  2% with a minimum of 7% and a maximum of 15% (7.25%  at
December 31, 1996 and 1995,), principal and interest  payable
monthly   based   on   a   20-year   amortization   schedule;
collateralized by the related rental property; principal  due
October 1, 2005

Mortgage   revenue   bonds  comprised   of   the   following:     16,907,100      16,980,349
$1,440,000 Serial Bonds, interest rates ranging from 4.6%  to
6.1%,  maturing semi-annually from June 20, 1997, to December
20,  2006; $1,650,000 Term Bonds, interest at 6.5%,  maturing
December  20, 2012; $8,260,000 Term Bonds, interest at  6.6%, maturing  December 20, 2024; $5,605,000 Term Bonds,  interest at  6.7%, maturing December 20, 2028; collateralized  by  the related rental property

Notes  payable  to  a  property management  company,  bearing        250,383      172,252
interest  at  12%  per annum; principal and  interest  to  be repaid  from the earliest positive cash flow from  operations or  capital transactions, or within 90 days of termination of the  management agreement; unpaid principal and interest  due upon  the  earlier of sale or refinance of  the  property  or
December 1, 2007

Second mortgage loan, principal and interest at 7.5%, payable      4,953,471      4,953,471
in  monthly installments of $36,606 to August 2004, at  which
time   the  balance  of  approximately  $3,948,784  is   due;
collateralized by the related rental property (C)

Note  payable to the developer, interest accrues at  12%,  of which  6% interest is payable annually; deferred interest  is payable  out  of cash flow after a preference return  to  the
Partnership  with  interest accruing on  the  unpaid  amount;
principal and unpaid interest due at the earlier of  sale  or refinancing of the property or 2005; unsecured
                                                                   2,300,000      2,300,000
                                                                  ----------     ----------
                                                                 $33,087,679    $33,161,299
                                                                  ==========     ==========

(A) The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor.

(B) Interest payments were not made after August 1991. Lender declared default and accelerated payment of the note in February 1992. The partnership which owns the property filed a petition of reorganization in May 1992. In November 1992, the automatic stay was lifted and the property which collateralizes this loan was foreclosed by the lender in February 1993. However, the partnership guaranteed $1,800,000 of the original note balance, which is included in debt obligations.

(C) Interest and principal after August 1, 1990, is due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No additional interest was paid during 1996, 1995 or 1994.

Approximate maturities of mortgage loan obligations at December 31, 1996, for each of the succeeding five years are as follows:

Year Ending December 31,

             1997                     $ 1,959,400
             1998                         173,529
             1999                         188,941
             2000                         205,751
             2001                         224,093
             Thereafter                30,335,965
                                       ----------
                                      $33,087,679
                                       ==========
NOTE E - ACQUISITIONS

The Partnership acquired one property and three general partnership interests in Ventures during the period August 1985 to October 1985, as discussed below.

In August 1985, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owns a building located in Savannah, Georgia, consisting of 22,559 commercial square feet and a 44 room hotel, for a cash capital contribution of $3,600,409.

In October 1985, the Partnership was admitted, with an 85% general partner interest, to a Pennsylvania general partnership, which owned a 54-room hotel located in Washington, D.C., for a cash capital contribution of $1,820,100. The Partnership's interest was subsequently reduced to 69% when an affiliate of the Partnership acquired a 19% interest. The lender foreclosed in 1993.

In October 1985, the Partnership purchased a three-story building, consisting of 29 residential apartments and 9,500 square feet of commercial space, for a cash contribution of $1,320,883.

In October 1985, the Partnership was admitted, with an 85% general partner interest, to a Maryland general partnership, which owns a building located in Baltimore, Maryland, consisting of 240 residential units and 41,307 square feet of commercial space, for a cash capital contribution of $7,271,300. The Partnership subsequently purchased an additional 5% interest for $262,500.

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit. In the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997. The Partnership recognized a gain in the amount of $238,312 for the excess of the amount of the judgment over the amount stipulated in the settlement agreement.

NOTE G - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bears interest at 10% and becomes due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. Interest accrued during 1996 and 1995 was $44,034 and $45,430, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1996 is $409,466.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from TWP to the Partnership, that had been assigned to DHP, Inc. The note was in the stated amount of $261,600 and bore interest at 10%; the note was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment provided that all future distributions, in any form, due to the Partnership on account of its ownership interest in TWP, be immediately delivered to D, LTD. Interest accrued during 1995 was $2,864. This note was repaid in 1995.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. The judgment provided that all future distributions, in any form, due to the Partnership on account of its ownership interest in FWP, be immediately delivered to D, LTD.. Interest accrued during 1995 was $2,226. This note was repaid in 1995.

The   seller  of  Washington  Square  agreed  to  lend  funds  to  the
Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments out of cash flow. Interest accrued during both 1996 and 1995 was $11,641. The balance of the note at December 31, 1996 was $201,777.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                        For the Years Ended December 31,

                                     1996            1995             1994
Net loss - book                  ($ 2,262,184)   ($ 2,426,416)   ($ 2,869,321)
   Depreciation                      (221,239)        (83,317)       (156,840)
   Interest                           864,793         954,653       1,472,908
   Guarantor fees                     121,800         121,800          76,018
   Investor service fee                10,000          10,000          10,000
   Bad debt expense                         0               0        (196,000)
   Note payable                             0               0      (1,800,000)
   Gain on foreclosure               (238,312)              0               0
Minority interest - tax only           93,373         120,702         115,381
                                   ----------      ----------      ----------
Net loss - tax                   ($ 1,631,769)   ($ 1,302,578)   ($ 3,347,854)
                                   ==========      ==========      ==========
Partners' equity - book          ($17,101,899)   ($14,839,715)   ($12,413,299)
Costs of issuance                   2,471,196       2,471,196       2,471,196
Cumulative tax over (under) book lo 5,394,643       4,590,280       3,997,356
Facade easement donation (tax only)   203,778         203,778         203,778
Prior period adjustment                48,071          48,071          48,071
Capital adjustments (tax only)       (619,813)       (422,016)       (443,431)
                                   ----------      ----------      ----------
Partners' equity - tax           ($ 9,604,024)   ($ 7,352,442)   ($ 5,627,848)
                                   ==========      ==========      ==========

                       SUPPLEMENTAL INFORMATION

                      DIVERSIFIED HISTORIC INVESTORS II
                            (a limited partnership)

            SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                      Costs
                                                                    Capitalized
                                                                    Subsequent
                                     Initial Cost to Partnership  to Acquisition
                                                     (b)
                                                  Buildings and
Description (a)         Encumbrances       Land    Improvements   Improvements
                            (f)

44 room hotel with
21,500 square feet
of commercial space
in Savannah, GA         $ 5,800,000    $200,000     $ 9,178,160    $   811,372

29 apartment units and
9,500 square feet
feet of commercial space
in West Chester, PA       1,076,725       87,500      2,833,383         16,347

262 apartment units and
and 39,000 square feet
of commercial space
in Baltimore, MD         24,410,954      647,082      2,000,000     27,478,581

54 room hotel with
restaurant in
Washington, DC            1,800,000            0              0              0
                         ----------      -------     ----------     ----------
                        $33,087,679     $934,582    $14,011,543    $28,306,300
                         ==========      =======     ==========     ==========

                           Gross Amount at which Carried at
                                December 31, 1996

                                                     Accumulate  Date of  Date
Description (a)        Land   Improvements Total       Depr.      Constr. Acq
                                           (c) (d)    (d) (e)       (a)

44 room hotel with
21,500 square feet
of commercial space
in Savannah, GA      $200,000 $ 9,989,532 $10,189,532 $ 4,282,516 1985-86 8/9/85

29 apartment units and
9,500 square feet of
commercial space in
West Chester, PA       87,500   2,849,730  2,937,230    1,303,867  1985 10/1/85

262 apartment units and
39,000 square feet of
commercial space
in Baltimore, MD      647,082  29,478,581 30,125,663   12,271,103 1985-8810/15/8

54 room hotel with
restaurant in
Washington, DC
                            0           0          0            0 1985-8810/1/85
                      -------  ----------  ---------    ---------
                     $934,582 $42,317,843$43,252,425  $17,857,486
                      =======  ==========  =========    =========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1996, for Federal income tax purposes is approximately $40,912,289. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                           1996          1995          1994
Balance at beginning of year           $42,999,186    $42,798,173   $41,970,690
Additions during the year:
   Improvements                            253,239        201,013       827,483
                                        ----------     ----------    ----------
Balance at end of year                 $43,252,425    $42,999,186   $42,798,173
                                        ==========     ==========    ==========
Reconciliation of accumulated depreciation:
                                           1996          1995          1994
Balance at beginning of year           $16,210,001    $14,575,699   $12,958,664
Depreciation expense for the year        1,647,485      1,634,302     1,617,035
                                        ----------     ----------    ----------
Balance at end of year                 $17,857,486    $16,210,001   $14,575,699
                                        ==========     ==========    ==========

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

                Michael J. Tuszka (age 50) was appointed Chairman and Director of both D, LTD and DHP, Inc. on January 27, 1993. Mr. Tuszka resigned as Chairman and Director of both D, LTD and DHP, Inc. on June 30, 1996.

               Donna M. Zanghi (age 40) is Secretary/Treasurer of DHP, Inc.. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                Michele F. Rudoi (age 32) was appointed on January 27, 1993 as Assistant Secretary of both D. LTD and DHP, Inc.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1994 through 1996.

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


                                PART IV

Item 14. (A)  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

              1.   Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1996 and 1995.

                   b. Consolidated Statements of Operations for the Years Ended
                      December 31, 1996, 1995 and 1994.

                   c. Consolidated Statements of Changes in Partners' Equity
                      for the Years Ended December 31, 1996, 1995 and 1994.

                   d. Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1996, 1995 and 1994.

                   e. Notes to consolidated financial statements.

              2.   Financial statement schedules:

                   a. Schedule XI - Real Estate and Accumulated Depreciation.

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

                           21          Subsidiaries   of  the  Registrant   are
                                       listed in Item 2. Properties of this Form 10-K.

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                   (c)  Exhibits:

                        See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS II

Date:  April 14, 1997         By: Dover Historic Advisors, General Partner

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

          Signature                   Capacity                     Date

DOVER HISTORIC ADVISORS             General Partner

By: DHP, Inc.,
    Partner

    By:  /s/ Donna M. Zanghi                                   April 14, 1997
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                  April 14, 1997
         MICHELE F. RUDOI,
         Assistant Secretary