Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1997-11-14
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number                 0-14645
                       -----------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                     Yes    X       No

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1997, Registrant had cash of $209,860. Such funds are expected to be used to pay the liabilities and general and administrative expenses of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1997, Registrant had restricted cash of $991,616 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Morrison Clark, if Capital Bank executes on its judgment against the Registrant, it is expected to have significant impact on the Registrant's liquidity as no cash will be available to pay the operating expenses of the properties. See Part
II. Item 1.  Legal Proceedings.

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

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a net loss of $975,562 ($46.90 per limited partnership unit) compared to a net loss of $517,182 ($24.86 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant incurred a net loss of $1,652,234 ($79.43 per limited partnership unit) compared to a net loss of $1,328,469 ($63.86 per limited partnership unit) for the same period in 1996.

                    Rental income increased $27,777 from $1,086,957 in the second quarter of 1996 to $1,114,734 in the same period in 1997 and increased $84,112 from $2,107,857 for the first six months of 1996 to $2,191,969 in the same period on 1997. The increase in rental income in both the second quarter and the first six months of 1997 as compared to the same periods in 1996 is the result of an increase in residential rental income at Tindeco Wharf and Washington Square due to an increase in the average rental rates.

                     Hotel income decreased $21,005 from $364,458 in the second quarter of 1996 to $343,453 in the same period in 1997 and decreased $20,310 from $661,401 for the first six months of 1996 to $641,091 for the same period in 1997. The decreases are due to decreases in occupancy in the second quarter (88% to 80%) and for the first six months (81% to 75%) of 1997 partially offset by increases in average room rates in the second quarter ($103.77 to $105.96) and for the first six months ($99.18 to $104.22) of 1997 as compared to the same periods in 1996.

                    Expense for rental operations increased by $47,283 from $424,046 in the second quarter of 1996 to $471,329 in the same period in 1997 and increased $32,367 from $865,515 for the first six months of 1996 to $898,182 for the same period in 1997. Rental operations expense increased for both the second quarter and the first six months of 1997 as compared to the same periods in 1996 due to an increase in legal fees at Tindeco Wharf resulting from a review of the underlying loan documents partially offset by a decrease in maintenance and utilities expense at Washington Square as these expenses returned to more normal levels from those in the comparable levels of 1996 resulting from inclement weather in the winter of 1996.

                     Hotel operations expense increased $231,926 from $311,677 in the second quarter of 1996 to $543,603 in the same period in 1997. The increase in hotel operations was due to an increase in administrative expense partially offset by a decrease in rent expense. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses while rent expense decreased due to the assignment of the lease to another entity which will develop the adjacent property.

                     Hotel operations expense increased $44,870 from $770,652 for the first six months of 1996 to $815,522 for the same period in 1997. The increase in hotel operations was due to an increase in administrative expense partially offset by a decrease in commissions and rent expense. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. Commissions expense decreased due to the execution of a lease in the first quarter of 1996, between Factor's Walk Partners ("FWP") and the building adjacent to it with the intention of expanding the River Street Inn, while rent expense decreased due to the assignment of the lease to another entity which will develop the adjacent property.

                     Interest expense increased $183,416 from $771,985 in the second quarter of 1996 to $955,401 in the same period in 1997 and increased $312,825 from $1,538,031 for the first six months of 1996 to $1,850,856 for the same period in 1997. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf and an increase in the interest rate at Factor's Walk.

                      Losses incurred during the quarter at the Registrant's three properties amounted to $888,000, compared to a loss of approximately $405,000 for the same period in 1996. For the first six months of 1997 the Registrant's three properties recognized a loss of $1,433,000 compared to approximately $1,100,000 for the same period in 1996.

                    In the second quarter of 1997, Registrant incurred a loss of $436,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $369,000 in the second quarter of 1996, including $288,000 of depreciation and amortization expense. The increased loss from the second quarter of 1996 to the same period in 1997 is the result of an increase in legal fees partially offset by an increase in residential rental income due to an increase in the average rental rates. Legal fees increased due to fees incurred in connection with a review of the underlying loan documents.

                     For the first six months of 1997, Registrant incurred a loss of $806,000 at Tindeco Wharf including $565,000 of depreciation and amortization expense, compared to a loss of $786,000 for the same period in 1995, including $576,000 of depreciation and amortization expense. The increase in the loss from the first six months of 1996 to the same period in 1997 is the result of an increase in interest expense and legal fees partially offset by an increase in residential rental income due to an increase in the average rental rates and a decrease in depreciation expense. Interest expense increased due to an increase in the principal balance upon which interest is calculated and legal fees increased due to fees incurred in connection with a review of the underlying loan documents. Depreciation expense decreased due to the fact that some personal property became fully depreciation in the first quarter of 1997.

                    In the second quarter of 1997, Registrant incurred
a loss of $460,000 at The River Street Inn including $93,000 of depreciation expense, compared to a loss of $32,000 including $88,000 of depreciation expense in the second quarter of 1996. The increased loss from the second quarter of 1996 to the same period in 1997 is the result of a decrease in hotel income combined with an increase in interest, administrative and amortization expenses partially offset by an increase in commercial rental income combined with a decrease in commissions and rent expense. Hotel income decreased due to a decrease in occupancy (88% to 80%) partially offset by an increase in the average room rates ($103.77 to $105.96) and interest expense increased due to an increase in the interest rate. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses while amortization expense increased due to the amortization of leasing commissions. Rental income increased due to an increase in the average occupancy of the commercial space (90% to 93%). Commissions expense decreased due to the execution of a lease in the first quarter of 1996, between FWP and the building adjacent to it with the intention of expanding the River Street Inn, while rent expense decreased due to the assignment of the lease to another entity which will develop the adjacent property.

                     For  the  first  six months of  1997,  Registrant
incurred a loss of $632,000 at The River Street Inn including $185,000 of depreciation expense, compared to a loss of $294,000 for the same period in 1996, including $177,000 of depreciation expense. The increased loss from the first six months of 1996 to the same period in 1997 is the result of a decrease in hotel income combined with an increase in interest, administrative and amortization expenses partially offset by an increase in rental income combined with a decrease in commissions and rent expense. Hotel income decreased due to a decrease in occupancy (81% to 75%) partially offset by an increase in the average room rates ($99.18 to $104.22) and interest expense increased due to an increase in the interest rate. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses while amortization expense increased due to the amortization of leasing commissions. Rental income increased due to an increase in the average occupancy of the commercial space (90% to 93%). Commissions expense decreased due to the execution of a lease in the first quarter of 1996, between FWP and the building adjacent to it with the intention of expanding the River Street Inn, while rent expense decreased due to the assignment of the lease to another entity which will develop the adjacent property.

                      In the second quarter of 1997, Registrant recognized income of $8,000 at Washington Square, including $28,000 of depreciation expense, compared to a loss of $4,000 including $27,000 of depreciation expense in the second quarter of 1996 and for the first six months of 1997, Registrant recognized income of $5,000 at Washington Square including $55,000 of depreciation expense, compared to a loss of $20,000 for the same period in 1996, including $55,000 of depreciation expense. The decrease in the loss from the second quarter and the first six months of 1996 to the same periods in 1997 is due to an increase in rental income due to an increase in the average rental rates combined with a decrease in rental operations expense. Rental operations expense decreased due to a decrease in maintenance and utilities expense as a result of the inclement weather experienced in the winter of 1996.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets

                                        June 30, 1997         December 31, 1996
                                         (Unaudited)
Rental properties, at cost:
Land                                    $     934,582           $     934,582
Buildings and improvements                 39,682,568              39,577,198
Furniture and fixtures                      2,740,645               2,740,645
                                           ----------              ----------
                                           43,357,795              43,252,425
Less - Accumulated depreciation           (18,661,246)            (17,857,486)
                                           ----------              ----------
                                           24,585,549              25,394,939

Cash and cash equivalents                     209,860                  79,567
Restricted cash                               991,616               1,300,767
Accounts and notes receivable                  42,911                  47,497
Other   assets  (net  of  amortization of
$268,282 and $239,940 at June 30, 1997 and
December 31, 1996, respectively)
                                            1,639,793               1,811,146
                                           ----------              ----------
       Total                              $27,580,729             $28,633,916
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $32,446,089             $33,087,679
Accounts payable:
       Trade                                2,460,957               2,208,559
       Related parties                        794,701                 611,243
Interest payable                            9,172,992               8,313,125
Accrued liabilities                         1,214,216               1,278,532
Tenant security deposits                      245,907                 236,677
                                           ----------              ----------
       Total liabilities                   46,334,862              45,735,815
                                           ----------              ----------
Partners' equity                          (18,754,133)            (17,101,899)
                                           ----------              ----------
       Total                              $27,580,729             $28,633,916
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                  Three months               Six months
                                ended June 30,              ended June 30,
                              1997          1996           1997        1996
                             ------        ------         ------      ------
Revenues:
 Rental income             $1,114,734    $1,086,957    $2,191,969   $2,107,857
 Hotel income                 343,453       364,458       641,091      661,401
 Interest income                7,501         6,182        11,026       10,888
                            ---------     ---------     ---------    ---------
   Total revenues           1,465,688     1,457,597     2,844,086    2,780,146
                            ---------     ---------     ---------    ---------
Costs and expenses:
 Rental operations            471,329       424,046       898,182      865,815
 Hotel operations             543,603       311,677       815,522      770,652
 General and
   administrative              49,500        49,500        99,000       99,000
 Interest                     955,401       771,985     1,850,856    1,538,031
 Depreciation and
   amortization               422,417       417,571       832,760      835,117
                            ---------     ---------     ---------    ---------
   Total costs and
            expenses        2,442,250     1,974,779     4,496,320    4,108,615
                            ---------     ---------     ---------    ---------
Net loss                  ($  975,562)  ($  517,182)  ($1,652,234) ($1,328,469)
                            =========     =========     =========    =========
Net loss per limited
 partnership unit         ($    46.90)  ($    24.86)  ($    79.43) ($    63.86)
                            =========     =========     =========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                        1997           1996
                                                       ------         ------
Cash flows from operating activities:
 Net loss                                          ($1,652,234)   ($1,328,469)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                          832,760        835,117
Changes in assets and liabilities:
 Decrease (increase) in restricted cash                309,151       (448,685)
 Decrease in accounts receivable                         4,586         14,244
 Decrease in other assets                              142,353        259,478
 Increase in accounts payable - trade                  252,398        168,087
 Increase (decrease) in accounts payable -
   related parties                                     183,458        (32,832)
 Increase in interest payable                          859,867        714,216
 (Decrease) increase in accrued liabilities            (64,316)        20,150
 Increase in tenant security deposits                    9,230          5,445
                                                     ---------      ---------
 Net cash provided by operating activities             877,253        206,751
                                                     ---------      ---------
Cash flows from investing activities:
 Capital expenditures                                 (105,370)      (169,199)
                                                     ---------      ---------
Net cash used in investing activities                 (105,370)      (169,199)
                                                     ---------      ---------
Cash flows from financing activities:
 Principal payments                                   (641,590)       (84,729)
                                                     ---------      ---------
Net cash used in financing activities                 (641,590)       (84,729)
                                                     ---------      ---------
Increase (decrease) in cash and cash equivalents       130,293        (47,177)

Cash and cash equivalents at beginning of period        79,567        114,922
                                                     ---------      ---------
Cash and cash equivalents at end of period          $  209,860     $   67,745
                                                     =========      =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                In May 1992, a Partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to forestall foreclosure by a lender on the property owned by it. In addition, the lender filed a claim against the Registrant on its guaranty of payment of its debt. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1998.

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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 1997          DIVERSIFIED HISTORIC INVESTORS II
       -----------------
                                  By: Dover Historic Advisors, General Partner

                                      By: EPK, Inc., Partner

                                          By: /s/ Donna M. Zanghi
                                              ----------------------------
                                              DONNA M. ZANGHI,
                                              Vice President and Secretary