Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1997-11-17
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1997, Registrant had cash of $196,542. Such funds are expected to be used to pay the liabilities of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $846,995 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant incurred a net loss of $566,650 ($27.24 per limited partnership unit) compared to a net loss of $682,498 ($32.81 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, the Registrant incurred a net loss of $2,218,885 ($106.67 per limited partnership unit) compared to a net loss of $2,010,967 ($96.68 per limited partnership unit) for the same period in 1996.

                    Rental income increased $31,873 from $1,122,119 in the third quarter of 1996 to $1,153,992 in the same period in 1997 and increased $115,985 from $3,229,976 for the first nine months of 1996 to $3,345,961 in the same period on 1997. The increase in rental income in both the third quarter and the first nine months of 1997 as compared to the same periods in 1996 is mainly the result of an increase in residential rental income at Tindeco Wharf and Washington Square due to an increase in the average rental rates.

                    Hotel income decreased $4,674 from $322,393 in the third quarter of 1996 to $317,719 in the same period in 1997 and decreased $24,984 from $983,794 for the first nine months of 1996 to $958,810 for the same period in 1997. The decreases are due to decreases in occupancy in the third quarter (76% to 74%) and for the first nine months (79% to 74%) of 1997 partially offset by increases in average room rates in the third quarter ($103.68 to $104.82) and for the first nine months ($100.68 to $104.42) of 1997 as compared to the same periods in 1996.

                    Expense for rental operations decreased by $10,579 from $467,846 in the third quarter of 1996 to $457,267 in the same period in 1997. The decrease from the third quarter of 1996 to the same period in 1997 is the result of a decrease in utilities expense at Tindeco Wharf due to a decrease in the average consumption, partially offset by an increase in maintenance expense at Washington Square due to deferred maintenance performed in the third quarter of 1997.

                     Expense for rental operations increased $21,789 from $1,333,661 for the first nine months of 1996 to $1,355,450 for the same period in 1997. The increase from the first nine months of 1996 to the same period in 1997 is the result an increase in legal fees at Tindeco Wharf due to a review of the underlying loan documents, partially offset by a decrease at Washington Square due to decreased maintenance and utilities expense resulting from inclement weather in the winter of 1996.

                     Hotel operations expense decreased $128,970 from $413,194 in the third quarter of 1996 to $284,224 in the same period in 1997. The decrease from the third quarter of 1996 to the same period in 1997 is the result of a decrease in commissions, rent and management fee expense at Factors Walk. Commissions expense decreased due to the execution of a lease in the first quarter of 1996, between FWP and the building adjacent to it with the intention of expanding the River Street Inn, while rent expense decreased due to the assignment of the lease with respect to the adjacent property to another entity which will develop that property. Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues.

                     Hotel  operations expense decreased $84,100  from
$1,183,846 for the first nine months of 1996 to $1,099,746 for the same period in 1997. The decrease from the first nine months of 1996 to the same period in 1997 is the result of a decrease in commissions, rent and management fee expense partially offset by an increase in administrative expenses. Commissions expense decreased due to the execution of a lease in the first quarter of 1996, between FWP and the building adjacent to it with the intention of expanding the River Street Inn, while rent expense decreased due to the assignment of the lease with respect to the adjacent property to another entity which will develop that property. Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses.

                     Interest expense increased $51,185 from $782,066 in the third quarter of 1996 to $833,251 in the same period in 1997 and increased $364,010 from $2,320,097 for the first nine months of 1996 to $2,684,107 for the same period in 1997. The increase in interest expense for the third quarter and the first nine months of 1997 as compared to the same periods in 1996 is due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf and an increase in the interest rate at Factor's Walk.

                      Losses incurred during the quarter at the Registrant's three properties amounted to $532,000, compared to a loss of approximately $557,000 for the same period in 1996. For the first nine months of 1997 the Registrant's three properties recognized a loss of $1,965,000 compared to approximately $1,657,000 for the same period in 1996.

                     In the third quarter of 1997, Registrant incurred a loss of $330,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $368,000 in the third quarter of 1996, including $288,000 of depreciation and amortization expense. The decreased loss from the third quarter of 1996 to the same period in 1997 is the result of an increase in residential rental income due to an increase in the average rental rates combined with a decrease in utilities expense due to a decrease in the average consumption partially offset by an increase in interest expense. Interest expense increased due to an increase in the principal balance upon which interest is calculated.

                     For the first nine months of 1997, Registrant incurred a loss of $1,136,000 at Tindeco Wharf including $853,000 of depreciation and amortization expense, compared to a loss of $1,154,000 for the same period in 1995, including $864,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is the result of an increase in residential rental income due to an increase in the average rental rates combined with a decrease in depreciation expense partially offset by an increase in interest expense and legal fees. Depreciation expense decreased due to the fact that some personal property became fully depreciation in the first quarter of 1997. Interest expense increased due to an increase in the principal balance upon which interest is calculated and legal fees increased due to fees incurred in connection with a review of the underlying loan documents.

                     In the third quarter of 1997, Registrant incurred a loss of $190,000 at The River Street Inn including $93,000 of depreciation expense, compared to a loss of $186,000 including $89,000 of depreciation expense in the third quarter of 1996. The increased loss from the third quarter of 1996 to the same period in 1997 is the result of a decrease in hotel income combined with an increase in interest and amortization expenses partially offset by an increase in rental income and a decrease in commissions, rent and management fee expense. Hotel income decreased due to a decrease in occupancy (76% to 74%) partially offset by a slight increase in the average room rates ($103.68 to $104.82) and interest expense increased due to an increase in the interest rate. Amortization expense increased due to the amortization of leasing commissions. Rental income increased due to an increase in the average occupancy of the commercial space (90% to 92%). Commissions expense decreased in 1997 primarily as a result of an increase in commissions expense in 1996 due to the execution of a lease by FWP with respect to the building adjacent to it with the intention of expanding the River Street Inn. Rent expense decreased due to the assignment of the lease with respect to the adjacent property to another entity which will develop that property. Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues.

                     For the first nine months of 1997, Registrant incurred a loss of $822,000 at The River Street Inn including $278,000 of depreciation expense, compared to a loss of $480,000 for the same period in 1996, including $266,000 of depreciation expense. The increased loss from the first nine months of 1996 to the same period in 1997 is the result of a decrease in hotel income combined with an increase in interest, administrative and amortization expenses partially offset by an increase in rental income and a decrease in commissions, rent and management fee expense. Hotel income decreased due to a decrease in occupancy (79% to 74%) partially offset by a slight increase in the average room rates ($100.68 to $104.42) and interest expense increased due to an increase in the interest rate. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses while amortization expense increased due to the amortization of leasing commissions. Rental income increased due to an increase in the average rental rates of the commercial space. Commissions expense decreased due to the execution of a lease in the first quarter of 1996, between FWP and the building adjacent to it with the intention of expanding the River Street Inn, while rent expense decreased due to the assignment of the lease with respect to the adjacent property to another entity which will develop that property. Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues.

                     In the third quarter of 1997, Registrant incurred a loss of $12,000 at Washington Square, including $28,000 of depreciation expense, compared to a loss of $3,000 including $28,000 of depreciation expense in the third quarter of 1996. The increase in the loss from the third quarter of 1996 to the same period in 1997 is the result of an increase in maintenance expense due to deferred maintenance performed in the third quarter of 1997.

                     For the first nine months of 1997, Registrant incurred a loss of $7,000 at Washington Square including $83,000 of depreciation expense, compared to a loss of $23,000 for the same period in 1996, including $83,000 of depreciation expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is due to an increase in rental income due to an increase in the average rental rates combined with a decrease in rental operations expense. Rental operations expense decreased due to a decrease in maintenance and utilities expense which had been higher then normal in the winter of 1996 as a result of the inclement weather experienced that period.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets

                                      September 30, 1997      December 31, 1996
                                          (Unaudited)
Rental properties, at cost:
Land                                      $   934,582             $   934,582
Buildings and improvements                 39,733,425              39,577,198
Furniture and fixtures                      2,740,645               2,740,645
                                           ----------              ----------
                                           43,408,652              43,252,425
Less - Accumulated depreciation           (19,069,849)            (17,857,486)
                                           ----------              ----------
                                           24,338,803              25,394,939

Cash and cash equivalents                     196,542                  79,567
Restricted cash                               846,995               1,300,767
Accounts and notes receivable                  75,088                  47,497
Other assets (net of amortization of
$281,092 and $239,940 at September 30,
1997 and December 31, 1996, respectively)   1,934,900               1,811,146
                                           ----------              ----------
       Total                              $27,392,328             $28,633,916
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $32,409,460             $33,087,679
Accounts payable:
       Trade                                2,532,459               2,208,559
       Related parties                        883,853                 611,243
Interest payable                            9,418,954               8,313,125
Accrued liabilities                         1,220,697               1,278,532
Tenant security deposits                      247,689                 236,677
                                           ----------              ----------
       Total liabilities                   46,713,112              45,735,815
                                           ----------              ----------
Partners' equity                          (19,320,784)            (17,101,899)
                                           ----------              ----------
       Total                              $27,392,328             $28,633,916
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                    Three months              Nine months
                                ended September 30,       ended September 30,
                                 1997        1996          1997         1996
                                ------      ------        ------       ------

Revenues:
 Rental income               $1,153,992   $1,122,119   $3,345,961   $3,229,976
 Hotel income                   317,719      322,393      958,810      983,794
 Interest income                  7,294        3,322       18,320       14,210
                              ---------    ---------    ---------    ---------
   Total revenues             1,479,005    1,447,834    4,323,091    4,227,980
                              ---------    ---------    ---------    ---------
Costs and expenses:
 Rental operations              457,267      467,846    1,355,450    1,333,661
 Hotel operations               284,224      413,194    1,099,746    1,183,846
 General and
   administrative                49,500       49,500      148,500      148,500
 Interest                       833,251      782,066    2,684,107    2,320,097
 Depreciation and
   amortization                 421,413      417,726    1,254,173    1,252,843
                              ---------    ---------    ---------    ---------
   Total costs and
       expenses               2,045,655    2,130,332    6,541,976    6,238,947
                              ---------    ---------    ---------    ---------
Net loss                    ($  566,650) ($  682,498) ($2,218,885) ($2,010,967)
                              =========    =========    =========    =========
Net loss per limited
 partnership unit           ($    27.24) ($    32.81) ($   106.67) ($    96.68)
                              =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                        1997          1996
Cash flows from operating activities:                  ------        ------
 Net loss                                           ($2,218,885)  ($2,010,967)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                         1,254,173     1,252,843
Changes in assets and liabilities:
 Decrease (increase) in restricted cash                 453,772      (307,501)
 (Increase) decrease in accounts receivable             (27,591)       21,225
 Increase in other assets                              (165,564)      (36,122)
 Increase in accounts payable - trade                   323,900     1,235,601
 Increase (decrease) in accounts payable -
   related parties                                      272,610       (45,517)
 Increase in interest payable                         1,105,829     1,070,519
 Decrease in accrued liabilities                        (57,835)     (919,688)
 Increase in tenant security deposits                    11,012           953
                                                      ---------     ---------
 Net cash provided by operating activities              951,421       261,346
                                                      ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                  (156,227)     (214,712)
                                                      ---------     ---------
Net cash used in investing activities                  (156,227)     (214,712)
                                                      ---------     ---------
Cash flows from financing activities:
 Principal payments                                    (678,219)     (114,383)
                                                      ---------     ---------
 Net cash used in financing activities                 (678,219)     (114,383)
                                                      ---------     ---------
Increase (decrease) in cash and cash equivalents        116,975       (67,749)

Cash and cash equivalents at beginning of period         79,567       114,922
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  196,542    $   47,173
                                                      =========     =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                              $1,578,278    $1,067,470

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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