Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1998-04-17
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1997
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    -------------------

Commission file                 0-14645
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

                 UNITS OF LIMITED PARTNERSHIP INTEREST
---------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1997, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

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

                     As of December 31, 1997, Registrant owned three properties (or interests therein), located in Pennsylvania (one), Maryland (one), and Georgia (one). In total, the three properties contain 269 apartment units, 73,366 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 1997, 254 of the apartment units were under lease at monthly rental rates ranging from $595 to $1,275 and approximately 71,353 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $25.82 per sf. Throughout 1997, all of the hotel rooms were available for use. During 1997, the hotel maintained an average nightly room rate of $106.06 and average occupancy of 74%. Rental of the apartments and commercial space is not expected to be seasonal. However the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December. For further discussion of the properties, see
Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1997 is given below.

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

                    The principal balance of the bonds was $16,826,402 at December 31, 1997. The bonds are comprised of both serial and term bonds. The serial bonds bear interest rates ranging from 4.6% to 6.1% and mature semi-annually from June 1998 through December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 1997) bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31,
1997) and the operating deficit loans (aggregate principal balance of $14,104 at December 31, 1997) all bear interest at 12% and are payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property. The operating deficit loan is due in 2007, or upon earlier sale or refinancing of the property.

                     The property is managed by BCMI. As of December 31, 1997, 229 apartment units (95%) and 41,307 sf of commercial space (100%) were under lease. Monthly rental rates range from $595 to
$1,275 for apartments and annual rental rates ranging from $5.33 to $19.47 per sf for commercial space. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 95% for 1996, 97% for 1995, 95% for 1994 and 92% for 1993. The monthly rental range has been approximately the same since 1993. The occupancy for the commercial space for the previous four years has been 100% for 1996, 85% for
1995, 93% for 1994 and 93% for 1993. The range for annual rents has been $5.33 to $19.47 per sf for 1996, $5.33 to $18.54 per sf for 1995,
$10.30 to $22.39 per sf for 1994 and $5.88 to $21.36 per sf for  1993.
There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a medical office, restaurant, a fitness club and a travel agency.

                     The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                                 Total annual       % of gross
              Number of        Total sf of      rental covered     annual rental
 Years     Leases expiring  expiring leases  by expiring leases  from property

 1998            0                    0                   0              0%
 1999            3                8,199             137,941              4%
 2000            2                5,419              72,769              2%
 2001            2                6,139              89,016              2%
 2002            0                    0                   0              0%
 Thereafter      2               21,550             207,023              6%

                     For tax purposes, this property has a federal tax basis of $28,739,044 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $420,795 which is based on an assessed value of $17,359,517, taxed at a rate of $6.06 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the Property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 1997 was $5,800,000 and are due in 2015.

                     The property is managed by BCMI. As of December 31, 1997, 21,745 sf of the commercial space (96%) was under lease at annual rental rates ranging from $7.11 to $25.82 per sf. The Property also maintains 44 operating hotel rooms at an average nightly rate of $106.06; average occupancy for 1997 was approximately 74%. The hotel occupancy rate for the previous four years was 77% for 1996, 78% for 1995, 74% for 1994 and 71% for 1993. The average room rates were $100.92 for 1996, $94.54 for 1995, $90.18 for 1994 and $86.59 for
1993. The occupancy for the commercial space was 97% for 1996, 83% for 1995, 92% for 1994 and 83% for 1993. The range for annual rents was $5.53 to $25.27 per sf for 1996, $5.53 to $24.53 per sf for 1995,
$1.58  to $23.12 per sf for 1994 and $1.56 to $23.16 per sf for  1993.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

                     The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                                  Total annual     % of gross
             Number of        Total sf of       rental covered   annual rental
 Years     Leases expiring  expiring leases  by expiring leases  from property

 1998            3                7,233              74,405            6%
 1999            0                    0                   0            0%
 2000            3                3,096              52,594            4%
 2001            5                5,834              88,340            7%
 2002            1                  400               5,700           <1%
 Thereafter      1                4,072              46,848            4%

                     Although no firm commitment has been made, the Registrant anticipates that the leases which are scheduled to expire in 1998 will be extended due to the long-standing tenancy of the merchants.

                     For tax purposes, this property has a federal tax basis of $9,520,936 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $67,506 which is based on an assessed value of $3,343,870, taxed at a rate of $3.40 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,018,188 at December 31, 1997) bears interest at the Federal Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 1997) and is due in October 2005.

                    The property is managed by an independent property
management firm. As of December 31, 1997, 8,301 sf of commercial space (87%) was rented at annual rates ranging from $8.00 per sf to $13.00 per sf. At December 31, 1997, 25 of the residential units (86%) were under lease at monthly rental rates ranging from $650 to $1,050. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was
100%  for  1996,  97% for 1995, 98% for 1994 and 92%  for  1993.   The
monthly rental range has been approximately the same since 1993. The occupancy for the commercial space for the previous four years was 86% for 1996, 97% for 1995, 100% for 1994 and 100% for 1993. The range for annual rents has been $6.00 to $13.00 per sf for 1996, $6.00 to $12.00 per sf for 1995, $6.00 to $13.23 per sf for 1994 and $6.12 to
$12.12 per sf for 1993.

                     The following is a table showing commercial lease expirations at Washington Square for the next five years.

                                               Total annual       % of gross
             Number of       Total sf of      rental covered    annual rental
 Years    leases expiring  expiring leases  by expiring leases  from property

 1998           2               2,332              24,236             7%
 1999           0                   0                   0             0%
 2000           0                   0                   0             0%
 2001           2               5,969              51,000            15%
 2002           0                   0                   0             0%

                     There are two leases which expire in 1998. The tenant in the first lease terminated the lease effective April 30,
1998. The space is in the process of being leased, along with the current vacant space, to one of the current tenants in the building. Although no firm commitment has been made, the Registrant anticipates that the second lease which is scheduled to expire in 1998 will be extended for at least an additional year, due to the availability of a renewal option under the lease.

                     For tax purposes of depreciation, this property has federal tax basis of $2,868,054 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,059 which is based on an assessed value of $119,610 taxed at a rate of $24.295 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 92 Units of record were sold or exchanged in 1997.

                b. As of December 31, 1997, there are 2,565 record holders of Units.

                c. Registrant did not declare any cash dividends in 1997 or 1996.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                        1997        1996        1995        1994        1993

 Rental income      $ 4,463,462 $ 4,303,963 $ 4,103,099 $ 3,950,879 $ 3,763,979
 Hotel revenues       1,282,525   1,282,662   1,230,057   1,108,942   1,227,925
 Interest income         29,639      18,654      28,988       9,219      10,300
 Net loss            (3,457,494) (2,262,184) (2,426,416) (2,869,321) (4,825,243)
 Net loss per Unit      (166.22)    (108.75)    (116.65)    (137.94)    (231.97)
 Total assets (net of27,143,753  28,633,916  29,418,648  30,742,909  31,466,054
 depreciation and
 amortization)
 Debt obligations    32,712,165  33,087,679  33,161,299  33,527,230  33,547,443

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     At December 31, 1997, Registrant had cash of $71,023. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $1,293,871 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving the Morrison Clark Inn (See "Results of Operations" below in this Item 7), if Capital Bank executes upon its $1,800,000 judgment with respect to the Registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past, been able to obtain forbearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forbearance period ends in July 1998. See Part
II. Item 7. Morrison Clark Inn.

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

               (3)  Results of Operations

                     During 1997, Registrant incurred a net loss of $3,457,494 ($166.22 per limited partnership unit), compared to a net loss of $2,262,184 ($108.75 per limited partnership unit), in 1996 and a net loss of $2,426,416 ($116.65 per limited partnership unit), in 1995.

                     Rental and hotel income increased from $5,333,156 in 1995 to $5,586,625 in 1996 and to $5,745,987 in 1997. The increase from 1996 to 1997 was the result of an increase in residential rental income due to increases in the average rental rates at both Washington Square and Tindeco Wharf and an increase in the average rental rates in the commercial space at Factor's Walk. The increase from 1995 to 1996 was the result of an increase in the average rental rates of the residential units, and an increase in the average occupancy of the commercial space at Tindeco Wharf. The increase in hotel income was due to an increase in the average room rates at Factor's Walk ($94.54 to $100.92).

                     Interest income decreased from $28,988 in 1995 to $18,654 in 1996 and increased to $29,639 in 1997. The decrease from 1995 to 1996 and the increase from 1996 to 1997 was the result of changes in the balances of the restricted cash which generated the interest income.

                      Rental operations expenses increased from $1,654,247 in 1995 to $1,684,209 in 1996 to $1,858,157 in 1997. The
increase from 1996 to 1997 was due to an increase in legal expense at Tindeco Wharf as a result of legal fees incurred in connection with a review of the underlying loan documents partially offset by a decrease in utilities expense due to a decrease in the average consumption at both Tindeco Wharf and Washington Square. The increase from 1995 to 1996 is the result of higher legal fees at Tindeco Wharf due to fees incurred in connection with the approval by HUD of a new management agreement and higher maintenance and utilities expense at Washington Square due to the inclement weather experienced in the winter of 1996 partially offset by a decrease in maintenance expense at Tindeco Wharf due to the renegotiation of the cable television contract.

                    Hotel operations expense increased from $1,037,365 in 1995 to $1,317,387 in 1996 to $1,385,410 in 1997. The increase from 1996 to 1997 is the result of an increase in administration expenses partially offset by a decrease in rent and management fee expense. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. Rent expense decreased due to the assignment of a lease with respect to the adjacent property to another entity which will develop that property (see below). Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues. The increase from 1995 to 1996 is due to an increase in rent expense and management fees. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it. FWP had entered into the lease with the intention of expanding the River Street Inn but as set forth above, thereafter the lease was assigned to another party for development of the property, while management fees increased due to the increase in hotel income.

                    Interest expense decreased from $3,231,126 in 1995
to  $3,198,970  in  1996  and increased to $3,975,462  in  1997.   The
increase from 1996 to 1997 is due to an increase in the average interest rate at Factor's Walk combined with an increase in interest expense at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage. The decrease from 1995 to 1996 is due to a decrease in the average interest rate at Factor's Walk partially offset by an increase in interest expense at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage.

                      Depreciation and amortization increased from $1,667,832 in 1995 to $1,707,209 in 1996 to $1,714,090 in 1997. The
increase from 1996 to 1997 is due to an increase at Tindeco Wharf due to the depreciation of fixed asset additions. The increase from 1995 to 1996 is the result of the amortization at the River Street Inn of leasing commissions incurred in 1996 as a result of the extension of several of the commercial tenant leases and the execution of the adjacent building lease in the first quarter of 1996.

                    In 1997, losses of $2,711,000 were incurred at the Registrant's three properties compared to $1,772,000 in 1996 and $1,924,000 in 1995. A discussion of property operations/activities follows:

                     In  1997,  Tindeco  Wharf  sustained  a  loss  of
$1,642,000 including $1,175,000 of depreciation and amortization expense and $708,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) compared to a loss of $1,544,000 including $1,162,000 of depreciation and amortization expense and $846,000 of deferred interest in 1996 and a loss of $1,550,000, including $1,151,000 of depreciation and amortization expense and $874,000 of deferred interest in 1995. The increase in the loss from 1996 to 1997 is the result of an increase in interest, depreciation, and legal expense partially offset by an increase in residential rental income and interest income combined with a decrease in utilities expense due to a decrease in the average consumption. Interest expense increased due to an increase in the principal balance upon which interest is calculated. Depreciation expense increased due to the depreciation of fixed asset additions and legal fees increased due to fees incurred in connection with a review of the underlying loan documents. Residential rental income increased due to an increase in the average rental rates and interest income increased due an increase in the balance of the restricted cash which generates the interest income. The decrease in the loss from 1995 to 1996 is due to an increase in rental income and a decrease in maintenance expense partially offset by an increase in interest
expense  and  legal  fees.   The  increase  in  rental  income  is   a
combination  of  an  increase  in the  average  rental  rates  of  the residential  units  and an increase in the average  occupancy  of  the commercial space. Maintenance expense decreased due to the renegotiation of the cable television contract. Interest expense increased due to the accrual of interest on a higher balance on the second mortgage and legal fees increased due to fees incurred in connection with the approval by HUD of a new management agreement.

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

                     In  1997,  River Street Inn sustained a  loss  of
$1,038,000 including $372,000 of depreciation and amortization expense compared to a loss of $199,000 including $381,000 of depreciation and amortization expense in 1996 and a loss of $354,000, including $355,000 of depreciation expense in 1995. The increased loss from 1996 to 1997 is the result of an increase in interest and administration expenses partially offset by an increase in rental income and a decrease in rent and management fee expense. Interest expense increased due to an increase in the interest rate and administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. Rental income increased due to an increase in the average rental rates in the commercial space of the hotel. Rent expense decreased due to the assignment of a lease with respect to the adjacent property to another entity which will develop that property (see below). Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues. The decreased loss from 1995 to 1996 is due to an increase in hotel and extraordinary income and a decrease in interest expense partially offset by an increase in rent, management fees, and amortization expense. Hotel income increased due to an increase in the average room rates ($94.54 to $100.92) while extraordinary income increased due to the recognition of a gain resulting from the settlement agreement with J. A. Jones (see below). Interest expense decreased due to a decrease in the average interest rate. Rent expense increased due to the execution of a lease between FWP and the building adjacent to it, as referred to above. Management fees increased due to the increase in hotel income while amortization expense increased due to the amortization of leasing commissions incurred in 1996 as a result of the extension of several of the commercial tenant leases and the execution of the adjacent building lease in the first quarter of 1996.

                     FWP is involved in one legal proceeding as discussed below:

                      J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 6.5% at December 31, 1997) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997. The Registrant recognized a gain in the amount of $238,312 for the excess of the amount of the judgment over the amount stipulated in the settlement agreement in 1996.

                     On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Registrant, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The
judgment accrues interest at 15%. The judgment provided that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP, be immediately delivered to D, LTD. Interest accrued during 1997 was $18,307. The balance of the note at December 31, 1997 was $132,186.

                     In 1997, Washington Square sustained a loss of $31,000 including $113,000 of depreciation expense compared to a loss of $29,000 including $110,000 of depreciation expense in 1996 and a loss of $20,000 including $110,000 of depreciation expense in 1995. The increase in the loss from 1996 to 1997 is due to an increase in interest expense partially offset by an increase in rental income due to an increase in the average rental rates and a decrease in utilities expense. Interest expense increased due to default interest incurred on the mortgage while utilities expense decreased due to the mild weather experienced in 1997. The increased loss from 1995 to 1996 is due to an increase in rental operations expense such as maintenance and utilities expense resulting from the inclement weather experienced in the winter of 1996.

                     On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1997 and 1996 was $408,037 and $44,034, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1997 is $938,338.

                      In February 1993, one of the Registrant's properties, the Morrison-Clark Inn, was foreclosed by the lender. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forbear from executing on the judgment until July 6, 1998. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement for several more years for similar consideration.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors II (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $19,292,293 and $20,325,765 as of December 31, 1997 and 1996, and total revenues of $3,751,874 and $3,649,724, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio
Philadelphia, Pennsylvania
March 18, 1998

                     Independent Auditor's Report

To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying consolidated balance sheets of Tindeco Wharf Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 1997 and 1996, and the result of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.


Reznick Fedder and Silverman
Baltimore, Maryland
February 4, 1998

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                 Page

     Consolidated Balance Sheets at December 31, 1997 and 1996      17

     Consolidated  Statements of Operations for the Years Ended
       December 31, 1997, 1996, and 1995                            18

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended December 31, 1997, 1996, and 1995     19

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1997, 1996, and 1995                          20

     Notes to consolidated financial statements                   21-27

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation         29

     Notes to Schedule XI                                           30










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                              1997                   1996
Rental properties at cost:
   Land                                   $   934,582           $   934,582
   Buildings and improvements              39,666,989            39,577,198
   Furniture and fixtures                   2,866,600             2,740,645
                                           ----------            ----------
                                           43,468,171            43,252,425
   Less - accumulated depreciation        (19,522,725)          (17,857,486)
                                           ----------            ----------
                                           23,945,446            25,394,939

Cash and cash equivalents                      71,023                79,567
Restricted cash                             1,293,871             1,300,767
Accounts receivable                            48,911                47,497
Other assets (net of accumulated
  amortization of $288,791 and $239,940)    1,784,502             1,811,146
                                           ----------            ----------
               Total                      $27,143,753           $28,633,916
                                           ==========            ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                       $32,712,165           $33,087,679
   Accounts payable:
        Trade                               2,565,803             2,208,559
        Related parties                       345,603               611,243
   Interest payable                         9,576,402             8,313,125
   Tenant security deposits                   242,687               236,677
   Other liabilities                        2,260,486             1,278,532
                                           ----------            ----------
               Total liabilities           47,703,146            45,735,815
                                           ----------            ----------
Partners' equity                          (20,559,393)          (17,101,899)
                                           ----------            ----------
               Total                      $27,143,753           $28,633,916
                                           ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995

                                             1997         1996          1995

Revenues:
   Rental income                         $4,463,462    $4,303,963    $4,103,099
   Hotel income                           1,282,525     1,282,662     1,230,057
   Interest income                           29,639        18,654        28,998
                                          ---------     ---------     ---------
               Total revenues             5,775,626     5,605,279     5,362,154
                                          ---------     ---------     ---------
Costs and expenses:
   Rental operations                      1,858,158     1,684,209     1,654,247
   Hotel operations                       1,385,410     1,317,387     1,037,365
   General and administrative               300,000       198,000       198,000
   Interest                               3,975,462     3,198,970     3,231,126
   Depreciation and amortization          1,714,090     1,707,209     1,667,832
                                          ---------     ---------     ---------
               Total costs and expenses   9,233,120     8,105,775     7,788,570
                                          ---------     ---------     ---------
Loss before extraordinary item           (3,457,494)   (2,500,496)   (2,426,416)

Extraordinary gain                                0       238,312             0
                                          ---------     ---------     ---------
Net loss                                ($3,457,494)  ($2,262,184)  ($2,426,416)
                                          =========     =========     =========
Net loss per limited partnership unit:
   Loss before extraordinary item       ($   166.22)  ($   120.21)  ($   116.65)
   Extraordinary gain                             0         11.46             0
                                          ---------     ---------     ---------
                                        ($   166.22)  ($   108.75)  ($   116.65)
                                          =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                            Dover
                                          Historic      Limited
                                        Advisors (1) Partners (2)      Total

Percentage participation in profit or loss  1%           99%           100%

Balance at December 31, 1994            ($290,468)  ($11,614,350)  ($11,904,818)
Prior period adjustment                    (5,085)      (503,396)      (508,481)
Net loss                                  (24,264)    (2,402,152)    (2,426,416)
                                          -------     ----------     ----------
Balance at December 31, 1995             (319,817)   (14,519,898)   (14,839,715)
Net Loss                                  (22,622)    (2,239,562)    (2,262,184)
                                          -------     ----------     ----------
Balance at December 31, 1996             (342,439)   (16,759,460)   (17,101,899)
Net Loss                                  (34,575)    (3,422,919)    (3,457,494)
                                          -------     ----------     ----------
Balance at December 31, 1997            ($377,014)  ($20,182,379)  ($20,559,393)
                                          =======     ==========     ==========

 (1)   General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                              1997         1996         1995

Cash flows from operating activities:
   Net loss                               ($3,457,494) ($2,262,184) ($2,426,416)
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
Depreciation and amortization               1,714,090     1,707,209   1,667,832
Extraordinary gain                                  0      (238,312)          0
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   Decrease (increase) in restricted cash       6,896      (608,740)    (84,988)
   (Increase) decrease in accounts receivable  (1,414)        2,533     (18,732)
   Increase in other assets                   (22,207)      (98,386)    (25,256)
   Increase in accounts payable - trade       357,244     1,341,822     148,964
   Decrease in accounts payable - related
     parties                                 (265,640)      (67,326)   (138,309)
   Increase in interest payable             1,263,277     1,622,880   1,041,348
   Increase (decrease) in tenant security
     deposits                                   6,010        (5,027)     (5,435)
   Increase (decrease) in other liabilities   981,954    (1,102,965)    421,518
                                            ---------     ---------   ---------
      Net cash provided by operating
        activities:                           582,716       291,504     580,526
                                            ---------     ---------   ---------
Cash flows from investing activities:
   Capital expenditures                      (215,746)     (253,239)   (201,013)
                                            ---------     ---------   ---------
      Net cash used in investing activities: (215,746)     (253,239)   (201,013)
                                            ---------     ---------   ---------
Cash flows from financing activities:
   Payments of principal under debt
     obligations                             (375,514)      (73,620)   (365,931)
                                            ---------     ---------   ---------
      Net cash used in financing activities: (375,514)      (73,620)   (365,931)
                                            ---------     ---------   ---------
(Decrease) increase in cash and cash
    equivalents                                (8,544)      (35,355)     13,582
Cash and cash equivalents at beginning of year 79,567       114,922     101,340
                                            ---------     ---------   ---------
Cash and cash equivalents at end of year   $   71,023    $   79,567  $  114,922
                                            =========     =========   =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest  $2,712,185    $1,486,204  $1,848,790

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)


NOTE A - ORGANIZATION

Diversified Historic Investors II (the "Partnership") was formed in December 1984 to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, utilizing mortgage financing and the net proceeds from the sale of limited partnership units. Rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code. The General Partner, Dover Historic Advisors has the exclusive responsibility for all aspects of the Partnership's operations

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

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

Tindeco Wharf Partnership ("TWP") incurred $791,054 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $120,695 and $97,576 at December 31, 1997 and 1996, respectively.

4.     Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.     Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 1997, 1996 and 1995).

6.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits, insurance and real estate tax reserves.

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


NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                            December 31,
                                                          1997         1996

Mortgage loan, interest only at 14% at December 31,   $ 5,800,000  $ 5,800,000
1997 and 1996; principal due in 2015, collateralized by the related rental property

Mortgage loan, interest at 12%, collateralized by the   1,800,000    1,800,000
related rental property with maturity at January 1, 1992 (A)

Mortgage loans, interest at the Federal Reserve         1,018,188    1,076,725
Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% and 7.25% at December 31, 1997 and
1996, respectively), principal and interest payable monthly based on a 20-year amortization schedule;
collateralized by the related rental property;
principal due October 1, 2005

Mortgage revenue bonds comprised of the following:     16,826,402   16,907,100
$1,440,000 Serial Bonds, interest rates ranging from 4.6% to 6.1%, maturing semi-annually from June 20, 1998, to December 20, 2006; $1,650,000 Term Bonds, interest at
6.5%, maturing December 20, 2012; $8,260,000 Term Bonds, interest at 6.6%, maturing December 20, 2024; $5,605,000
Term Bonds, interest at 6.7%, maturing December 20, 2028;
collateralized by the related rental property

Notes payable to a property management company, bearing   14,104       250,383
interest at 12% per annum; principal and interest to be repaid from the earliest positive cash flow from operations or capital transactions, or within 90 days of termination of the management agreement; unpaid principal and interest due upon the earlier of sale or refinance of the property or December 1, 2007

Second mortgage loan, principal and interest at 7.5%,  4,953,471     4,953,471
payable in monthly installments of $36,606 to July 2005, at which time the balance is due; collateralized by the related rental property (B)

Note payable to a developer, interest accrues at 12%, of
which 6% interest is payable annually; deferred interest
is payable out of cash flow after a preference return
to the Partnership with interest accruing on the unpaid
amount; principal and unpaid interest due at the earlier
of sale or refinancing of the property or 2005;
unsecured                                              2,300,000     2,300,000
                                                      ----------    ----------
                                                     $32,712,165   $33,087,679
                                                      ==========    ==========

(A) Interest payments were not made after August 1991. Lender declared default and accelerated payment of the note in February 1992. The partnership which owns the property filed a petition of reorganization in May 1992. In November 1992, the automatic stay was lifted and the property which collateralizes this loan was foreclosed by the lender in February 1993. However, the partnership guaranteed $1,800,000 of the original note balance, which is included in debt obligations.

(B) Interest and principal after August 1, 1990, is due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No additional interest was paid during 1997, 1996 or 1995.

Approximate maturities of mortgage loan obligations at December 31, 1997, for each of the succeeding five years are as follows:

Year Ending December 31,

                   1998             $ 1,888,942
                   1999                  98,013
                   2000                 108,008
                   2001                 119,023
                   2002                 130,926
                   Thereafter        30,367,253
                                     ----------
                                    $32,712,165
                                     ==========
NOTE E - ACQUISITIONS

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit. In the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 6.5% at December 31, 1997) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997. The Partnership recognized a gain in the amount of $238,312 for the excess of the amount of the judgment over the amount stipulated in the settlement agreement in 1996.

NOTE G - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1997 and 1996 was $408,037 and $44,034, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1997 was $938,338.

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

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. The judgment provides that all future distributions, in any form, due to the Partnership on account of its ownership interest in FWP, be immediately delivered to D, LTD. Interest accrued during 1997 and 1996 was $15,771 and $18,307, respectively. The balance of the note at December 31, 1997 was $132,186.

The   seller  of  Washington  Square  agreed  to  lend  funds  to  the
Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments out of cash flow. Interest accrued during both 1997 and 1996 was $11,641. The balance of the note at December 31, 1997 was $213,418.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                           For the Years Ended December 31,
                                         1997           1996           1995
                                        ------         ------         ------
Net loss - book                     ($ 3,457,494)  ($ 2,262,184)  ($ 2,426,416)
   Depreciation                          (86,047)      (221,239)       (83,317)
   Interest                            1,277,877        864,793        954,653
   Guarantor fees                        121,800        121,800        121,800
   Investor service fee                 (200,000)        10,000         10,000
   Administrative fee                    342,000              0              0
   Gain on foreclosure                         0       (238,312)             0
   Other                                  (1,191)             0              0
Minority interest - tax only             147,592         93,373        120,702
                                      ----------     ----------     ----------
Net loss - tax                      ($ 1,855,463)  ($ 1,631,769)  ($ 1,302,578)
                                      ==========     ==========     ==========

Partners' equity - book             ($20,559,393)  ($17,101,899)  ($14,839,715)
Costs of issuance                      2,471,196      2,471,196      2,471,196
Cumulative tax over (under) book loss  6,376,859      5,394,643      5,186,244
Facade easement donation (tax only)      203,778        203,778        203,778
Prior period adjustment                   48,071         48,071         48,071
Capital adjustments (tax only)          (324,580)      (619,813)      (422,016)
                                      ----------     ----------     ----------
Partners' equity - tax              ($11,784,069)  ($ 9,604,024)  ($ 7,352,442)
                                      ==========     ==========     ==========

                       SUPPLEMENTAL INFORMATION

                       DIVERSIFIED HISTORIC INVESTORS II
                            (a limited partnership)

              SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                       Costs
                                                                   Capitalized
                                                                    Subsequent
                                                                  to Acquisition
                                               Initial Cost
                                               to Partnership (b)

                                                     Buildings and
Description (a)               Encumbrances    Land   Improvements   Improvements
                                   (f)

44 room hotel with
21,500 square feet
of commercial space
in Savannah, GA                $ 5,800,000  $200,000  $ 9,178,160  $   820,528

29 apartment units and
9,500 square feet of
commercial space
in West Chester, PA              1,018,188    87,500    2,833,383       34,671

262 apartment units and
39,000 square feet of
commercial space
in Baltimore, MD                24,093,977   647,082    2,000,000   27,666,847
                                ----------   -------   ----------   ----------
                               $30,912,165  $934,582  $14,011,543  $28,522,046
                                ==========   =======   ==========   ==========

                                        Gross Amount at which
                                        Carried at December 31, 1997

                                  Buildings and         Accum     Date of Date
Description (a)            Land   Improvements   Total  Depr.     Const   Acq.
                                                (c)(d)  (d)(e)    (a)
44 room hotel with
21,500 square feet
of commercial space
in Savannah, GA         $200,000 $ 9,998,688 $10,198,68 $ 4,656,087 85-86 8/9/85

29 apartment units and
9,500 square feet of
commercial space
in West Chester, PA       87,500   2,868,054  2,955,554   1,416,852  198510/1/85

262 apartment units and
39,000 square feet of
commercial space
in Baltimore, MD         647,082  29,666,847 30,313,929  13,449,786 85-8610/15/8
                         -------  ----------  ---------  ----------
                        $934,582 $42,533,589 $43,468,17  $19,522,72
                         =======  ==========  =========   =========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1997

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1997, for Federal income tax purposes is approximately $41,128,034. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                            1997          1996          1995
Balance at beginning of year            $43,252,425   $42,999,186   $42,798,173
Additions during the year:
   Improvements                             215,746       253,239       201,013
                                         ----------    ----------    ----------
Balance at end of year                  $43,468,171   $43,252,425   $42,999,186
                                         ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                            1997          1996          1995
Balance at beginning of year            $17,857,486   $16,210,001   $14,575,699
Depreciation expense for the year         1,665,239     1,647,485     1,634,302
                                         ----------    ----------    ----------
Balance at end of year                  $19,522,725   $17,857,486   $16,210,001
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

               b.   Identification of Executive Officers

                    The  General Partner of the Registrant  is  Dover
Historic  Advisors  (DoHA), a Pennsylvania general  partnership.   The
partners of DoHA are as follows:

Name              Age     Position          Term of Office    Period Served

SWDHA, Inc.       --      Partner in DHA    Partner in DHA    Since May 1997

EPK, Inc.         --      Partner in DHA    Partner in DHA    Since May 1997

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

               e. Business Experience. DoHA is a general partnership formed in August 1985. The General Partner is responsible for the management and control of the Registrant's affairs and will have general responsibility and authority in conducting its operations.

             On May 13, 1997, SWDHA, Inc. and EPK, Inc. were appointed partners of DoHA. Spencer Wertheimer, the President and Sole Director of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

              EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of DoHA.

              The officers and directors of EPK, Inc. are described below.

              Spencer Wertheimer was appointed on May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities ventures.

             Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1995 through 1997.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

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

                           21           Subsidiaries   of  the  Registrant   are
                                        listed in Item 2. Properties of this Form 10-K.

                    (b)  Reports on Form 8-K:

                         No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                    (c)  Exhibits:

                         See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DIVERSIFIED HISTORIC INVESTORS II

Date: April 15, 1998         By: Dover Historic Advisors, General Partner
      --------------
                                 By: EPK, Inc., Partner

                                     By:  /s/ Spencer Wertheimer
                                         -----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer

                                     By:  /s/ Michele F. Rudoi
                                         -----------------------
                                         MICHELE F. RUDOI
                                         Assistant Secretary

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

      Signature                      Capacity                 Date

DOVER HISTORIC ADVISORS              General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                           April 15, 1998
        ----------------------                           --------------
        SPENCER WERTHEIMER
        President and Treasurer

    By: /s/ Michele F. Rudoi                             April 15, 1998
        -----------------------                          --------------
        MICHELE F. RUDOI
        Assistant Secretary