Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1998-05-28
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission file number                 0-14645
                       -----------------------------------------------

                      DIVERSIFIED HISTORIC INVESTORS II
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2361261
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

              1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $160,682. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $1,582,263 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Morrison Clark, if Capital Bank executes its judgment against the Registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past been able to obtain forebearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forebearance period ends in July 1998. See Part
II. Item 1.  Legal Proceedings.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements (or, as described above, Capital Bank executes its judgment against the Registrant), and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors, other than the above, which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a net loss of $605,746 ($29.12 per limited partnership unit) compared to a net loss of $675,672 ($32.48 per limited partnership unit) for the same period in 1997.

                      Rental and hotel income combined increased $145,094 from $1,374,873 in the first quarter of 1997 to $1,519,967 in the same period in 1998. This increase resulted from an increase of $64,000 in rental income and an increase of $81,000 in hotel income. The increase in rental income is the result of an increase in residential rental income at Tindeco Wharf due to an increase in the average rental rates, an increase at Washington Square due to an increase in the average occupancy (90% to 96%) partially offset by a decrease in rental income of the commercial space at Factor's Walk due to a decrease in the average occupancy (97% to 86%). Hotel income increased due to an increase in the average room rates ($102.47 to $125.17) and an increase in average occupancy (70% to 72%).

                    Interest income increased from $3,525 in the first quarter of 1997 to $8,235 in the same period in 1998. The increase is the result of additional cash held in interest bearing accounts in the first quarter of 1998 as compared to the same period in 1997.

                     Expense for rental operations increased by $4,138 from $426,853 in the first quarter of 1997 to $430,991 in the same period in 1998. Rental operations expense increased at Washington Square due to the increase in the average occupancy partially offset by a decrease at Tindeco Wharf due to operational efficiencies achieved at the property. Hotel operations expense increased $11,314 from $271,919 in the first quarter of 1997 to $283,233 in the same period in 1998. The increase in hotel operations expense was due to an increase in certain operating expenses (rooms, wages and salaries, and administrative expenses) due to the increase in average occupancy.

                     Interest expense increased $52,450 from $895,455 in the first quarter of 1997 to $947,905 in the same period in 1998. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Factor's Walk.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $478,000, compared to a loss of approximately $545,000 for the same period in 1997.

                     In the first quarter of 1998, Registrant incurred a loss of $317,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $370,000 in the first quarter of 1997, including $288,000 of depreciation expense. The decreased loss from the first quarter of 1997 to the first quarter of 1998 is the result of an increase in residential rental income due to an increase in the average rental rates combined with an increase in interest income due to higher cash balances maintained by the property and an overall decrease in operating expenses due to operational efficiencies obtained at the property.

                     In the first quarter of 1998, Registrant incurred a loss of $170,000 at The River Street Inn (Factor's Walk) including $93,000 of depreciation expense, compared to a loss of $172,000 including $92,000 of depreciation expense in the first quarter of 1997. The decreased loss from the first quarter of 1997 to the same period in 1998 is the result of an increase in hotel income partially offset by a decrease in rental income, an increase in interest expense and an increase in certain operating expenses (rooms, wages and salaries, and administrative expenses) due to the increase in average occupancy. Hotel income increased due to an increase in the average occupancy (70% to 72%) and an increase in the average room rates ($102.47 to $125.17). Rental income decreased due to a decrease in the average occupancy of the commercial space (97% to 86%) due to the loss of a tenant. Interest expense increased due to an increase in the principal balance upon which interest is accrued.

                      In the first quarter of 1998, Registrant recognized income of $9,000 at Washington Square, including $29,000 of depreciation expense, compared to a loss of $3,000 including $28,000 of depreciation expense in the first quarter of 1997. The change form loss to income producing status from the first quarter of 1997 to the same period in 1998 is due to an increase in rental income due to an increase in the average rental rates and an increase in the average occupancy (90% to 96%) partially offset by an overall increase in
rental   operations  expense  due  to  the  increase  in  the  average occupancy.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets

                                          March 31, 1998       December 31, 1997
                                            (Unaudited)
Rental properties, at cost:
Land                                       $   934,582             $   934,582
Buildings and improvements                  39,738,790              39,666,989
Furniture and fixtures                       2,866,600               2,866,600
                                            ----------              ----------
                                            43,539,972              43,468,171
Less - Accumulated depreciation            (19,911,248)            (19,522,725)
                                            ----------              ----------
                                            23,628,724              23,945,446

Cash and cash equivalents                      160,682                  71,023
Restricted cash                              1,582,263               1,293,871
Accounts and notes receivable                   36,638                  48,911
Other   assets  (net  of  amortization   of
$322,589  and $288,791 at March  31,  1998
and December 31, 1997, respectively)
                                             1,593,615               1,784,502
                                            ----------              ----------
       Total                               $27,001,922             $27,143,753
                                            ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $32,637,768             $32,712,165
Accounts payable:
       Trade                                 2,646,901               2,565,803
       Related parties                       1,328,703                 345,603
Interest payable                             9,994,345               9,576,402
Accrued liabilities                          1,312,719               2,260,486
Tenant security deposits                       246,625                 242,687
                                            ----------              ----------
       Total liabilities                    48,167,061              47,703,146
                                            ----------              ----------
Partners' equity                           (21,165,139)            (20,559,393)
                                            ----------              ----------
       Total                               $27,001,922             $27,143,753
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                       Three months               Three months
                                          Ended                      ended
                                         March 31,                  March 31,
                                           1998                       1997
Revenues:
Rental income                           $ 1,140,957                $ 1,077,235
Hotel income                                379,010                    297,638
Interest income                               8,235                      3,525
                                          ---------                  ---------
       Total revenues                     1,528,202                  1,378,398
                                          ---------                  ---------
Costs and expenses:
Rental operations                           430,991                    426,853
Hotel operations                            283,233                    271,919
General and administrative                   49,500                     49,500
Interest                                    947,905                    895,455
Depreciation and amortization               422,319                    410,343
                                          ---------                  ---------
       Total costs and expenses           2,133,948                  2,054,070
                                          ---------                  ---------
Net loss                               ($   605,746)              ($   675,672)
                                          =========                  =========
Net loss per limited partnership unit  ($     29.12)              ($     32.48)
                                          =========                  =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                         1998          1997
Cash flows from operating activities:
 Net loss                                            ($ 605,746)   ($ 675,672)
 Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                           422,319       410,343
Changes in assets and liabilities:
 Increase in restricted cash                           (288,392)     (295,920)
 Decrease (increase) in accounts receivable              12,273          (933)
 Decrease in other assets                               157,091        98,686
 Increase in accounts payable - trade                    81,098       150,437
 Increase in accounts payable -   related parties       983,100         7,112
 Increase in interest payable                           417,943       470,075
 (Decrease) increase in accrued liabilities            (947,767)       38,848
 Increase in tenant security deposits                     3,938         7,799
                                                        -------       -------
 Net cash provided by operating activities              235,857       210,775
                                                        -------       -------
Cash flows from investing activities:
 Capital expenditures                                   (71,801)      (40,819)
                                                        -------       -------
Net cash used in investing activities                   (71,801)      (40,819)
                                                        -------       -------
Cash flows from financing activities:
 Principal payments                                     (74,397)      (99,766)
                                                        -------       -------
 Net cash used in financing activities                  (74,397)      (99,766)
                                                        -------       -------
Increase in cash and cash equivalents                    89,659        70,190

Cash and cash equivalents at beginning of period         71,023        79,567
                                                        -------       -------
Cash and cash equivalents at end of period            $ 160,682     $ 149,757
                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                In May 1992, a Partnership 69% owned by the Registrant
filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code to forestall foreclosure on the property owned by it by a lender. In addition, the lender filed a claim against the
Registrant on its guaranty of payment of both notes. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1998. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement. See Part I, Item 2(1).

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998               DIVERSIFIED HISTORIC INVESTORS II
       ------------
                                  By: Dover Historic Advisors, General Partner

                                      By: EPK, Inc., Partner

                                          By: /s/ Spencer Wertheimer
                                              -----------------------
                                              SPENCER WERTHEIMER,
                                              President and Treasurer