Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1998-08-25
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

                                   N/A
---------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1998, Registrant had cash of $173,129. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $1,710,571 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes upon its $1,800,000 judgment with respect to the Registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past been able to obtain forebearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forebearance period ends in July 1999. See Part II. Item 1. Legal Proceedings.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors, which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a net loss of $691,705 ($33.25 per limited partnership unit) compared to a net loss of $976,562 ($46.95 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a net loss of $1,297,451 ($62.37 per limited partnership unit) compared to a net loss of $1,652,234 ($79.43 per limited partnership unit) for the same period in 1997.

                     Rental income increased $4,364 from $1,114,734 in the second quarter of 1997 to $1,119,098 in the same period in 1998 and increased $68,086 from $2,191,969 for the first six months of 1997 to $2,260,055 in the same period on 1998. The increase in rental income for both the second quarter and the first six months of 1998 as compared to the same periods in 1997 is the result of an increase in residential rental income at both Tindeco Wharf and Washington Square due to an increase in the average rental rates partially offset by a decrease in rental income of the commercial space at Factor's Walk due to a decrease in the average rental rates of the commercial space.

                     Hotel income increased $91,710 from $343,453 in the second quarter of 1997 to $435,163 in the same period in 1998 and increased $173,082 from $641,091 for the first six months of 1997 to $814,173 for the same period in 1998. The increase in hotel income for both the second quarter and the first six months of 1998 as compared to the same periods in 1997 is the result of increases in the average room rates for the second quarter ($105.96 to $134.16) and for the first six months ($104.22 to $129.67).

                    Expense for rental operations decreased by $10,293 from $471,329 in the second quarter of 1997 to $461,036 in the same period in 1998 and increased $6,155 from $898,182 for the first six months of 1997 to $892,027 for the same period in 1998. Rental operations expense decreased from the second quarter of 1997 to the same period in 1998 due to a decrease at Tindeco Wharf due to operational efficiencies achieved at the property partially offset by an overall increase in rental operations expense at Washington Square due to the increase in the average occupancy.

                     Hotel operations expense decreased $170,579 from $543,603 in the second quarter of 1997 to $373,024 in the same period in 1998 and decreased $159,265 from $815,522 for the first six months of 1997 to $656,257 for the same period in 1998. The decrease in hotel operations expense was due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses. The misapplication was corrected in the second quarter of 1997.

                    Interest expense decreased $7,275 from $955,401 in the second quarter of 1997 to $948,126 in the same period in 1998, and increased $45,175 from $1,850,856 for the first six months of 1997 to $1,896,031 for the same period in 1998. The increase from the first six months of 1997 to the same period in 1998 due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                      Losses incurred during the quarter at the Registrant's three properties amounted to $563,000, compared to a loss of approximately $888,000 for the same period in 1997. For the first six months of 1998, the Registrant's three properties recognized a loss of $1,041,000 compared to approximately $1,433,000 for the same period in 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $376,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $436,000 in the second quarter of 1997, including $288,000 of depreciation and amortization expense and, for the first six months of 1998, incurred a loss of $693,000 including $565,000 of depreciation and amortization expense, compared to a loss of $806,000 for the same period in 1997, including $565,000 of depreciation and amortization expense. The decreased loss from the second quarter and the first six months of 1997 to the same periods in 1998 is the result of an increase in residential rental income due to an increase in the average rental rates combined with an increase in interest income due to higher cash balances maintained by the property and an overall decrease in operating expenses due to operational efficiencies obtained at the property, a decrease in legal fees partially offset by an increase in interest expense. Legal fees decreased due to fees incurred in the first six months of 1997 in connection with a review of the underlying loan documents. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                    In the second quarter of 1998, Registrant incurred a loss of $197,000 at The River Street Inn including $93,000 of depreciation expense, compared to a loss of $460,000 including $93,000 of depreciation expense in the second quarter of 1997. The decreased loss from the second quarter of 1997 to the same period in 1998 is the result of an increase in hotel income combined with a decrease in administrative expenses partially offset by a decrease in rental income relating to the commercial space. Hotel income increased due to an increase in the average room rates ($105.96 to $134.16). Administrative expense decreased due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses. The misclassification was corrected in the second quarter of 1997. Rental income decreased due to a decrease in the average rental rates of the commercial space.

                     For the first six months of 1998, Registrant incurred a loss of $367,000 at The River Street Inn including $185,000 of depreciation expense, compared to a loss of $632,000 for the same period in 1997, including $185,000 of depreciation expense. The decrease in the loss from the first six months of 1997 to the same period in 1998 is the result of an increase in hotel income combined with a decrease in administrative expenses partially offset by a decrease in rental income relating to the commercial space. Hotel income increased due to an increase in the average room rates ($104.22 to $129.67). Administrative expense decreased due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses. The misclassification was corrected in the second quarter of 1997. Rental income decreased due to a decrease in the average rental rates of the commercial space.

                      In the second quarter of 1998, Registrant recognized income of $10,000 at Washington Square, including $29,000 of depreciation expense, compared to a income of $8,000 including $27,000 of depreciation expense in the second quarter of 1997 and, for the first six months of 1998, recognized income of $19,000 including $57,000 of depreciation expense, compared to income of $5,000 for the same period in 1997, including $55,000 of depreciation expense. The decrease in the loss from the second quarter and the first six months of 1997 to the same periods in 1998 is due to an increase in rental income due to an increase in the average rental rates partially offset by an overall increase in rental operations expense due to the increase in the average occupancy.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets

                                         June 30, 1998         December 31, 1997
                                          (Unaudited)
Rental properties, at cost:
Land                                      $   934,582             $   934,582
Buildings and improvements                 39,801,960              39,666,989
Furniture and fixtures                      2,894,295               2,866,600
                                           ----------              ----------
                                           43,630,837              43,468,171
Less - Accumulated depreciation           (20,321,224)            (19,522,725)
                                           ----------              ----------
                                           23,309,613              23,945,446

Cash and cash equivalents                     173,129                  71,023
Restricted cash                             1,710,571               1,293,871
Accounts and notes receivable                  63,116                  48,911
Other assets (net of amortization of
$335,066 and $288,791 at June 30, 1998
and December 31, 1997, respectively)        1,590,521               1,784,502
                                           ----------              ----------
       Total                              $26,846,950             $27,143,753
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $32,613,731             $32,712,165
Accounts payable:
       Trade                                2,747,120               2,565,803
       Related parties                      1,375,101                 345,603
Interest payable                           10,377,088               9,576,402
Accrued liabilities                         1,337,553               2,260,486
Tenant security deposits                      253,201                 242,687
                                           ----------              ----------
       Total liabilities                   48,703,794              47,703,146
                                           ----------              ----------
Partners' equity                          (21,856,844)            (20,559,393)
                                           ----------              ----------
       Total                              $26,846,950             $27,143,753
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                Three months                  Six months
                               Ended June 30,              Ended June 30,
                             1998          1997          1998           1997

Revenues:
 Rental income            $1,119,098    $1,114,734    $2,260,055    $2,191,969
 Hotel income                435,163       343,453       814,173       641,091
 Interest income               8,180         7,501        16,415        11,026
                           ---------     ---------     ---------     ---------
   Total revenues          1,562,441     1,465,688     3,090,643     2,844,086
                           ---------     ---------     ---------     ---------
Costs and expenses:
 Rental operations           461,036       471,329       892,027       898,182
 Hotel operations            373,024       543,603       656,257       815,522
 General and
   Administrative             49,500        49,500        99,000        99,000
 Interest                    948,126       955,401     1,896,031     1,850,856
 Depreciation and
   Amortization              422,460       422,417       844,779       832,760
                           ---------     ---------     ---------     ---------
   Total costs and
            Expenses       2,554,146     2,442,250     4,388,094     4,496,320
                           ---------     ---------     ---------     ---------
Net loss                 ($  691,705)  ($  976,562)  ($1,297,451)  ($1,652,234)
                           =========     =========     =========     =========
Net loss per limited
 Partnership unit        ($    33.25)  ($    46.95)  ($    62.37)  ($    79.43)
                           =========     =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                      1998            1997

Cash flows from operating activities:
 Net loss                                         ($1,297,451)    ($1,652,234)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                         844,779         832,760
Changes in assets and liabilities:
 (Increase) decrease in restricted cash              (416,700)        309,151
 (Increase) decrease in accounts receivable           (14,205)          4,586
 Decrease in other assets                             147,701         142,353
 Increase in accounts payable - trade                 181,317         252,398
 Increase in accounts payable - related parties     1,029,498         183,458
 Increase in interest payable                         800,686         859,867
 Decrease in accrued liabilities                     (922,933)        (64,316)
 Increase in tenant security deposits                  10,514           9,230
                                                    ---------       ---------
 Net cash provided by operating activities            363,206         877,253
                                                    ---------       ---------
Cash flows from investing activities:
 Capital expenditures                                (162,666)       (105,370)
                                                    ---------       ---------
Net cash used in investing activities                (162,666)       (105,370)
                                                    ---------       ---------
Cash flows from financing activities:
 Principal payments                                   (98,434)       (641,590)
                                                    ---------       ---------
 Net cash used in financing activities                (98,434)       (641,590)
                                                    ---------       ---------
Increase in cash and cash equivalents                 102,106         130,293

Cash and cash equivalents at beginning of period       71,023          79,567
                                                    ---------       ---------
Cash and cash equivalents at end of period         $  173,129      $  209,860
                                                    =========       =========

The accompanying notes are an integral part if these financial statements.

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

                      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                In May 1992, a Partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to forestall foreclosure by a lender on the property owned by it. In addition, the lender filed a claim against the Registrant on its guaranty of payment of its debt. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 1999.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1998          DIVERSIFIED HISTORIC INVESTORS II
       ---------------
                                By: Dover Historic Advisors, General Partner

                                    By: EPK, Inc., Partner

                                        By: /s/ Spencer Wertheimer
                                            ----------------------
                                            SPENCER WERTHEIMER
                                            President and Treasurer