Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1998-12-15
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                    0-14645
                       -----------------------------------------------
                      DIVERSIFIED HISTORIC INVESTORS II
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                        23-2361261
-------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

                  1609 Walnut Street, Philadelphia, PA   19103
----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1998, Registrant had cash of $201,582. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $1,206,912 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes upon its $1,800,000 judgment with respect to the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past been able to obtain forebearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forebearance period ends in July 1999. See Part II. Item 1. Legal Proceedings.

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

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a net loss of $796,560 ($38.29 per limited partnership unit) compared to a net loss of $566,650 ($27.24 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a net loss of $2,048,836 ($98.50 per limited partnership unit) compared to a net loss of $2,218,885 ($106.67 per limited partnership unit) for the same period in 1997.

                    Rental income increased $42,414 from $1,153,992 in the third quarter of 1997 to $1,196,406 in the same period in 1998 and increased $110,500 from $3,345,961 for the first nine months of 1997 to $3,456,461 in the same period on 1998. The increase in rental income for both the third quarter and the first nine months of 1998 as compared to the same periods in 1997 is the result of an increase in residential rental income at both Tindeco Wharf and Washington Square due to an increase in the average rental rates partially offset by a decrease in rental income of the commercial space at Factor's Walk due to a decrease in the average rental rates of the commercial space.

                     Hotel income increased $40,629 from $317,719 in the third quarter of 1997 to $358,348 in the same period in 1998 and increased $213,711 from $958,810 for the first nine months of 1997 to $1,172,521 for the same period in 1998. The increase in hotel income for both the third quarter and the first nine months of 1998 as compared to the same periods in 1997 is the result of increases in the average room rates for the third quarter ($104.82 to $130.32) and for the first nine months ($104.42 to $129.86) partially offset by a decrease in the average occupancy for the third quarter (74% to 67%).

                    Expense for rental operations increased by $22,758 from $457,267 in the third quarter of 1997 to $480,025 in the same period in 1998 and increased $16,602 from $1,355,450 for the first nine months of 1997 to $1,372,052 for the same period in 1998. Rental operations expense increased from the third quarter and the first nine months of 1997 to the same periods in 1998 due to an overall increase in rental operations expense at Tindeco Wharf and Washington Square due to increases in the rental income.

                     Hotel operations expense increased $111,192 from $284,224 in the third quarter of 1997 to $395,416 in the same period in 1998. The increase in hotel operations expense was due to an overall increase due to increase in the average rental income.

                     Hotel operations expense decreased $48,073 from $1,099,746 for the first nine months of 1997 to $1,051,673 for the same period in 1998. The decrease in hotel operations expense was due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses. The misapplication was corrected in the second quarter of 1997.

                     Interest expense increased $181,879 from $833,251 in the third quarter of 1997 to $1,015,130 in the same period in 1998, and increased $181,879 from $2,684,107 for the first nine months of 1997 to $2,865,986 for the same period in 1998. The increase from the third quarter and the first nine months of 1997 to the same periods in 1998 is due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf and Factor's Walk.

                      Losses incurred during the quarter at the Registrant's three properties amounted to $627,000, compared to a loss of approximately $532,000 for the same period in 1997. For the first nine months of 1998, the Registrant's three properties recognized a loss of $1,668,000 compared to approximately $1,965,000 for the same period in 1997.

                     In the third quarter of 1998, Registrant incurred a loss of $330,000 at Tindeco Wharf including $288,000 of depreciation and amortization expense, compared to a loss of $330,000 in the third quarter of 1997, including $288,000 of depreciation and amortization expense. Although there was no overall change in the loss from the third quarter of 1997 to the same period in 1998, there was an increase in residential rental income due to an increase in the average rental rates combined with an increase in interest income due to higher cash balances maintained by the property partially offset by an overall increase in operating expenses due to the increase in rental income and an increase in interest expense. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                     For the first nine months of 1998, Registrant incurred a loss of $1,023,000 at Tindeco Wharf including $863,000 of depreciation and amortization expense, compared to a loss of $1,136,000 for the same period in 1997, including $853,000 of depreciation and amortization expense. The decreased loss from the first nine months of 1997 to the same period in 1998 is the result of an increase in residential rental income due to an increase in the average rental rates combined with an increase in interest income due to higher cash balances maintained by the property, a decrease in legal fees partially offset by an increase in interest expense and an overall increase in operating expenses due to the increase in rental income. Legal fees decreased due to fees incurred in the first nine months of 1997 in connection with a review of the underlying loan documents. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf.

                     In the third quarter of 1998, Registrant incurred a loss of $285,000 at The River Street Inn including $93,000 of depreciation expense, compared to a loss of $190,000 including $93,000 of depreciation expense in the second quarter of 1997. The increased loss from the third quarter of 1997 to the same period in 1998 is the result of an increase in interest and hotel operations expense partially offset by an increase in hotel income. Interest expense increased due to an increase in the average principal balances of the notes upon which interest is accrued. Hotel operations expense increased due to an increase in the average rental income. Hotel income increased due to an increase in the average room rates ($104.82 to $130.32) partially offset by a decrease in the average occupancy (74% to 67%).

                     For the first nine months of 1998, Registrant incurred a loss of $652,000 at The River Street Inn including $278,000 of depreciation expense, compared to a loss of $822,000 for the same period in 1997, including $278,000 of depreciation expense. The decrease in the loss from the first nine months of 1997 to the same period in 1998 is the result of an increase in hotel income combined with a decrease in administrative expenses partially offset by a decrease in rental income relating to the commercial space. Hotel income increased due to an increase in the average room rates ($104.42 to $129.86). Administrative expense decreased due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses. The misclassification was corrected in the second quarter of 1997. Rental income decreased due to a decrease in the average rental rates of the commercial space.

                     In the third quarter of 1998, Registrant incurred a loss of $12,000 at Washington Square, including $29,000 of depreciation expense, compared to a loss of $12,000 including $27,000 of depreciation expense in the second quarter of 1997 and, for the first nine months of 1998, recognized income of $7,000 including $86,000 of depreciation expense, compared to a loss of $7,000 for the same period in 1997, including $55,000 of depreciation expense. The decrease in the loss from the third quarter and the realization of income in the first nine months of 1998 from the same periods in 1997 is due to an increase in rental income due to increases in the average occupancy (90% to 96%) for the third quarter and (92% to 97%) for the first nine months partially offset by an overall increase in rental operations expense due to the increase in the average occupancy.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets

                                       September 30, 1998    December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   934,582             $   934,582
Buildings and improvements                 40,243,083              39,666,989
Furniture and fixtures                      2,894,295               2,866,600
                                           ----------              ----------
                                           44,071,960              43,468,171
Less - Accumulated depreciation           (20,731,201)            (19,522,725)
                                           ----------              ----------
                                           23,340,759              23,945,446

Cash and cash equivalents                     201,582                  71,023
Restricted cash                             1,206,912               1,293,871
Accounts and notes receivable                  45,674                  48,911
Other assets (net of amortization of
$347,608 and $288,791 at September 30,
1998 and December 31, 1997, respectively)   1,856,599               1,784,502
                                           ----------              ----------
       Total                              $26,651,526             $27,143,753
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $32,654,174             $32,712,165
Accounts payable:
       Trade                                2,873,432               2,565,803
       Related parties                      1,355,597                 345,603
Interest payable                           10,807,052               9,576,402
Accrued liabilities                         1,317,200               2,260,486
Tenant security deposits                      252,301                 242,687
                                           ----------              ----------
       Total liabilities                   49,259,756              47,703,146
                                           ----------              ----------
Partners' equity                          (22,608,230)            (20,559,393)
                                           ----------              ----------
       Total                              $26,651,526             $27,143,753
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                 Three months                Nine months
                             Ended September 30,         Ended September 30,
                             1998          1997          1998          1997

Revenues:
 Rental income            $1,196,406    $1,153,992    $3,456,461    $3,345,961
 Hotel income                358,348       317,719     1,172,521       958,810
 Interest income              11,294         7,294        27,709        18,320
                           ---------     ---------     ---------     ---------
   Total revenues          1,566,048     1,479,005     4,656,691     4,323,091
                           ---------     ---------     ---------     ---------
Costs and expenses:
 Rental operations           480,025       457,267     1,372,052     1,355,450
 Hotel operations            395,416       284,224     1,051,673     1,099,746
 General and
   Administrative             49,500        49,500       148,500       148,500
 Interest                  1,015,130       833,251     2,865,986     2,684,107
 Depreciation and
   Amortization              422,537       421,413     1,267,316     1,254,173
                           ---------     ---------     ---------     ---------
   Total costs and
            Expenses       2,362,608     2,045,655     6,705,527     6,541,976
                           ---------     ---------     ---------     ---------
Net loss                 ($  796,560)  ($  566,650)  ($2,048,836)  ($2,218,885)
                           =========     =========     =========     =========
Net loss per limited
 Partnership unit        ($    38.29)  ($    27.24)  ($    98.50)  ($   106.67)
                           =========     =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                        Nine months ended
                                                          September  30,
                                                       1998           1997

Cash flows from operating activities:
 Net loss                                          ($2,048,836)    ($2,218,885)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                        1,267,316       1,254,173
Changes in assets and liabilities:
 Decrease in restricted cash                            86,959         453,772
 Decrease (increase) in accounts receivable              3,237         (27,591)
 Increase in other assets                             (130,938)       (165,564)
 Increase in accounts payable - trade                  307,629         323,900
 Increase in accounts payable - related parties      1,009,994         272,610
 Increase in interest payable                        1,230,650       1,105,829
 Decrease in accrued liabilities                      (943,286)        (57,835)
 Increase in tenant security deposits                    9,614          11,012
                                                     ---------       ---------
 Net cash provided by operating activities             792,339         951,421
                                                     ---------       ---------
Cash flows from investing activities:
 Capital expenditures                                 (603,789)       (156,227)
                                                     ---------       ---------
Net cash used in investing activities                 (603,789)       (156,227)
                                                     ---------       ---------
Cash flows from financing activities:
 Principal payments                                    (57,991)       (678,219)
                                                     ---------       ---------
 Net cash used in financing activities                 (57,991)       (678,219)
                                                     ---------       ---------
Increase in cash and cash equivalents                  130,559         116,975

Cash and cash equivalents at beginning of period        71,023          79,567
                                                     ---------       ---------
Cash and cash equivalents at end of period          $  201,582      $  196,542
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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 1998         DIVERSIFIED HISTORIC INVESTORS II
       -----------------
                                 By: Dover Historic Advisors, General Partner

                                     By: EPK, Inc., Partner

                                         By: /s/ Spencer Wertheimer
                                             ----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer