Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1999-09-15
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to _________________

Commission file number                 0-14645
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS II
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2361261
--------------------------------                   -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

        1609 WALNUT STREET,  PHILADELPHIA,  PA  19103
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 1998, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

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

                     As of December 31, 1998, Registrant owned three properties (or interests therein), located in Pennsylvania (one), Maryland (one), and Georgia (one). In total, the three properties contain 269 apartment units, 73,366 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 1998, 264 of the apartment units were under lease at monthly rental rates ranging from $650 to $1,815 and approximately 64,729 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $26.26 per sf. Throughout 1998, all of the hotel rooms were available for use. During 1998, the hotel maintained an average nightly room rate of $128.06 and average occupancy of 75%. Rental of the apartments and commercial space is not expected to be seasonal. However the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December. For further discussion of the properties, see
Item 2. Properties.

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

                a.    Tindeco Wharf - consists of 240 apartment  units
and approximately 41,307 sf of commercial space located at 2809 Boston Street in the Fell's Point-Canton Historic District of Baltimore, Maryland. In October 1985, Registrant was admitted with an 85% interest, to Tindeco Wharf Partnership ("TWP"), a Maryland general partnership, for a cash contribution of $7,271,300. Registrant subsequently increased its ownership interest in TWP to 90% by purchasing an additional 5% interest for $262,500. TWP acquired and rehabilitated this Property at an approximate cost of $28,600,000 ($66 per sf), funded by the equity contribution and mortgage financing of $21,869,600. The mortgage financing is comprised of mortgage revenue bonds and a Urban Development Action Grant ("UDAG") loan. Other financing includes a loan from the developer of $2,300,000 and operating deficit loans from both the property manager and D, LTD in the original principal amounts of $300,000 and $200,000 respectively. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide various escrow deposits and required reserves.

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

                    The principal balance of the bonds was $16,737,463 at December 31, 1998. The bonds are comprised of both serial and term bonds. The serial bonds bear interest rates ranging from 4.6% to 6.1% and mature semi-annually from June 1999 through December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 1998) bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31,
1998) and the operating deficit loans (aggregate principal balance of $15,893 at December 31, 1998) all bear interest at 12% and are payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property. The operating deficit loans are due in 2007, or upon earlier sale or refinancing of the property.

                     The property is managed by BCMI. As of December 31, 1998, 235 apartment units (98%) and 40,157 sf of commercial space (97%) were under lease. Monthly rental rates range from $810 to $1,815 for apartments and annual rental rates ranging from $5.33 to $25.34 per sf for commercial space. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 98% for 1997, 95% for 1996, 97% for 1995 and 95% for 1994. The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space for the previous four years has been 100% for 1997, 100% for 1996, 85% for 1995 and 93% for 1994. The range for annual rents has been $5.33 to $19.47 per sf for 1997, $5.33 to $19.47 per sf for 1996,
$5.33  to $18.54 per sf for 1995 and $10.30 to $22.39 per sf for 1994.
There are four tenants who each occupy ten percent or more of the commercial rentable square footage. They operate principally as a medical office, restaurant, a fitness club and a travel agency.

                     The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                                 Total annual        % of gross
               Number of       Total sf of      rental covered     annual rental
 Years      Leases expiring  Expiring leases  by expiring leases  from property

 1999             3               7,999            $165,831             4%
 2000             1               4,469              63,491             2%
 2001             2               6,139              93,547             2%
 2002             0                   0                   0             0%
 2003             0                   0                   0             0%
 Thereafter       2              21,550             251,999             6%

                     There are three leases which expire in 1999. The Registrant is currently negotiating a lease extension with the tenant who occupies 5,105 sf. Although there can be no assurances that a lease will be finally executed, the negotiations currently contemplate a five-year extension with for an increase in the rent to market rates. The second lease for 950 sf expires April 30, 1999 and the tenant has notified the Registrant that they intend to vacate. The Registrant is actively marketing the space to prospective tenants. The third lease is for 1,944 sf and expires November 30,1999. There have been no negotiations but the Registrant expects the tenant to renew at current market rates.

                     For tax purposes, this property has a federal tax basis of $29,684,172 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $420,795 which is based on an assessed value of $17,359,517, taxed at a rate of $6.06 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the Property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 1998 was $5,920,572 and are due in 2015.

                     The property is managed by BCMI. As of December 31, 1998, 16,652 sf of the commercial space (74%) was under lease at annual rental rates ranging from $7.11 to $26.26 per sf. The Property also maintains 44 operating hotel rooms at an average nightly rate of $128.06; average occupancy for 1998 was approximately 75%. The hotel occupancy rate for the previous four years was 74% for 1997, 77% for 1996, 78% for 1995 and 74% for 1994. The average room rates were $106.06 for 1997, $100.92 for 1996, $94.54 for 1995 and $90.18 for
1994. The occupancy for the commercial space was 96% for 1997, 97% for 1996, 83% for 1995, 92% for 1994. The range for annual rents was $7.11 to $25.82 per sf for 1997, $5.53 to $25.27 per sf for 1996,
$5.53  to $24.53 per sf for 1995 and  $1.58 to $23.12 per sf for 1994.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

                     The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                                  Total annual       % of gross
               Number of        Total sf of      rental covered    annual rental
 Years       Leases expiring  expiring leases  by expiring leases  from property

 1999              0                   0                  0               0%
 2000              3               3,096             53,244               3%
 2001              4               5,334             82,040               4%
 2002              1                 400              6,600              <1%
 2003              3               2,640             37,377               2%
 Thereafter        1               4,072             46,848               2%

                     For tax purposes, this property has a federal tax basis of $9,554,816 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $67,506 which is based on an assessed value of $3,343,870, taxed at a rate of $3.40 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,080,615 at December 31, 1998) bears interest at the Federal Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 1998) and is due in October 2005.

                     The property is managed by BCMI. As of December 31, 1998, 7,920 sf of commercial space (83%) was rented at annual rates ranging from $7.56 per sf to $12.60 per sf. At December 31, 1998, all of the residential units (100%) were under lease at monthly rental rates ranging from $650 to $1,100. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 86% for 1997, 100% for 1996, 97% for 1995 and 98% for 1994. The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space for the previous four years was 87% for 1997, 86% for 1996, 97% for 1995, and 100% for 1994. The range for annual rents has been $8.00 to $13.00 per sf for 1997, $6.00 to $13.00 per sf for 1996,
$6.00 to $12.00 per sf for 1995 and $6.00 to $13.23 per sf for 1994.

                     The following is a table showing commercial lease expirations at Washington Square for the next five years.

                                                 Total annual       % of gross
              Number of        Total sf of      rental covered     annual rental
 Years      Leases expiring  expiring leases  by expiring leases  from property

 1999             2                3,680            $34,714              9%
 2000             0                    0                  0              0%
 2001             1                1,330             16,772             15%
 2002             0                    0                  0              0%
 2003             0                    0                  0              0%
 Thereafter       1                2,910             32,000              9%

                     There are two leases which expire in 1999. Although no firm commitments have been made, the Registrant anticipates that the leases which are scheduled to expire in 1999 will be extended for at least an additional year, due to the availability of renewal options under the leases.

                     For tax purposes, this property has federal tax basis of $2,926,808 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,059 which is based on an assessed value of $119,610 taxed at a rate of $24.295 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 34 Units of record were sold or exchanged in 1998.

                b. As of December 31, 1998, there are 2,565 record holders of Units.

                c. Registrant did not declare any cash dividends in 1998 or 1997

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1998        1997        1996        1995        1994

 Rental income     $ 4,623,527 $ 4,463,462 $ 4,303,963 $ 4,103,099 $ 3,950,879
 Hotel revenues      1,582,824   1,282,525   1,282,662   1,230,057   1,108,942
 Interest income        35,575      29,639      18,654      28,988       9,219
 Net loss           (3,457,494) (2,262,184) (2,426,416) (2,869,321) (2,980,282)
 Net loss per Unit     (143.27)    (166.22)    (108.75)    (116.65)    (137.94)
 Total assets(net   26,503,288  27,143,753  28,633,916  29,418,648  30,742,909
 of depreciation
 and amortization)
 Debt obligations   32,808,014  32,712,165  33,087,679  33,161,299  33,527,230

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     At December 31, 1998, Registrant had cash of $219,254. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $1,095,373 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving the Morrison Clark Inn (see "Results of Operations" below in this Item 7), a property formerly owned by the Registrant, if Capital Bank executes upon its $1,800,000 judgment with respect to the Registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past, been able to obtain forbearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forbearance period ends in July 1999.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Any  capital  expenditures needed  are  generally
replacement  items  and  are funded out of  cash  from  operations  or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During 1998, Registrant incurred a net loss of $2,980,282 ($143.27 per limited partnership unit), compared to a net loss of $3,457,494 ($166.22 per limited partnership unit), in 1997 and a net loss of $2,262,184 ($108.75 per limited partnership unit), in 1996.

                     Rental and hotel income increased from $5,586,625 in 1996 and to $5,745,987 in 1997 to $6,206,351 in 1998. The increase from 1997 to 1998 is due to an increase in residential rental income at both Washington Square and Tindeco Wharf due to an increase in the average rental rates combined with an increase in hotel income due to an increase in the average nightly rate ($106.06 to $128.06) at the River Street Inn. The increase from 1996 to 1997 was the result of an increase in residential rental income due to increases in the average rental rates at both Washington Square and Tindeco Wharf and an increase in the average rental rates in the commercial space at Factor's Walk.

                     Interest income increased from $18,654 in 1996 to $29,639 in 1997 and to $35,575 in 1998. The increases from 1997 to 1998 and from 1996 to 1997 were the result of changes in the balances of the restricted cash which generated the interest income.

                      Rental operations expenses increased from $1,684,209 in 1996 to $1,858,157 in 1997 and decreased to $1,850,883 in 1998. The decrease from 1997 to 1998 resulted mainly from a decrease in maintenance expense due to a lower turnover of apartment units in 1998 as compared to 1997 at Washington Square and a decrease in legal fees at Tindeco Wharf due to fees incurred in connection with a review of the underlying loan documents in 1997 with no comparable fees in 1998. The increase from 1996 to 1997 was due to an increase in legal expense at Tindeco Wharf as a result of legal fees incurred in connection with a review of the loan documents pertaining to the financing of the property partially offset by a decrease in utilities expense due to a decrease in the average consumption at both Tindeco Wharf and Washington Square.

                    Hotel operations expense increased from $1,317,387 n 1996 to $1,385,410 in 1997 to $1,423,018 in 1998. The increase from
1997 to 1998 is due to an increase in legal fees partially offset by a decrease in administrative expenses. Legal fees increased due to fees paid in connection with a settlement agreement with the previous guarantor in 1998. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. The increase from 1996 to 1997 is the result of an increase in administration expenses partially offset by a decrease in rent and management fee expense. Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. Rent expense decreased due to the assignment of a lease with respect to the adjacent property to another entity which will develop that property (see below). Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues.

                    Interest expense increased from $3,198,970 in 1996 to $3,975,462 in 1997 to $4,007,500 in 1998. The increase from 1997 to 1998 is due to an increase in interest expense at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage. The balance increased due to the capitalization of interest accrued but not paid on certain loans, as described below. The increase from 1996 to 1997 is due to an increase in the average interest rate at Factor's Walk combined with an increase in interest expense at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage. The balance increased due to the capitalization of interest accrued but not paid on certain loans, as described below.

                      Depreciation and amortization increased from $1,707,209 in 1996 to $1,714,090 in 1997 and increased to $1,742,807 in 1998. The increase from 1997 to 1998 and from 1996 to 1997 is due to an increase at Tindeco Wharf due to the depreciation of fixed asset additions.

                    In 1998, losses of $2,456,000 were incurred at the Registrant's three properties compared to $2,711,000 in 1997 and $1,772,000 in 1996. A discussion of property operations/activities follows:

                     In 1998, Tindeco Wharf sustained a loss of $1,559,000 including $1,201,000 of depreciation and amortization expense and $1,094,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) compared to a loss of $1,642,000 including $1,175,000 of depreciation and amortization expense and $708,000 of deferred interest in 1997 and a loss of $1,544,000, including $1,162,000 of depreciation and amortization expense and $846,000 of deferred interest in 1996. The decrease in the loss from 1997 to 1998 is the result of an increase in residential rental income and interest income combined with a decrease in legal fees partially offset by an increase in interest and depreciation expense. Residential rental income increased due to an increase in the average rental rates and interest income increased due an increase in the balance of the restricted cash which generates the interest income. Legal fees decreased due to fees incurred in connection with a review of the loan documents pertaining to the financing of the property in 1997 with no comparable fees in 1998. Interest expense increased due to an increase in the principal balance upon which interest is calculated. Depreciation expense increased due to the depreciation of fixed asset additions. The increase in the loss from 1996 to 1997 is the result of an increase in interest, depreciation and legal expense partially offset by an increase in residential rental income and interest income combined with a decrease in utilities expense due to a decrease in the average consumption. Interest expense increased due to an increase in the principal balance upon which interest is calculated due to the capitalization of interest accrued but not paid on certain loans, as described above. Depreciation expense increased due to the depreciation of fixed asset additions and legal fees increased due to fees incurred in connection with a review of the loan documents pertaining to the financing of the property. Residential rental income increased due to an increase in the average rental rates and interest income increased due an increase in the balance of the restricted cash which generates the interest income.

                     In 1998, River Street Inn sustained a loss of $907,000 including $371,000 of depreciation and amortization expense compared to a loss of $1,038,000 including $372,000 of depreciation and amortization expense in 1997 and a loss of $199,000, including $381,000 of depreciation expense in 1996. The decrease in the loss from 1997 to 1998 is due to an increase in hotel income combined with a decrease in administrative expenses partially offset by an increase in legal fees. Hotel income increased due to an increase in the average nightly rate ($106.06 to $128.06). Administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. Legal fees increased due to fees paid in connection with a settlement agreement in with the previous guarantor in 1998. The increased loss from 1996 to 1997 is the result of an increase in interest and administration expenses partially offset by an increase in rental income and a decrease in rent and management fee expense. Interest expense increased due to an increase in the interest rate and administrative expense increased due to a misapplication of payments on a note payable where the payments should have been classified as administrative expenses. Rental income increased due to an increase in the average rental rates in the commercial space of the hotel. Rent expense decreased due to the assignment of a lease with respect to the adjacent property to another entity which will develop that property (see below). Management fee expense decreased due to a change in the management contract which allows for a management fee based on a fixed percentage of revenues.

                     FWP is involved in one legal proceeding as discussed below:

                      J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1994 and 1995. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum rate of prime plus 2% (therefore, 7% at December 31, 1998) and is due on October 1, 2011. Interest is due quarterly. The Registrant recognized a gain in the amount of $238,312 for the excess of the amount of the judgment over the amount stipulated in the settlement agreement in 1996.

                     On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Registrant, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The
judgment accrues interest at 15%. The judgment provided that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP, be immediately delivered to D, LTD. Interest accrued during 1998 was $21,249. The balance of the note at December 31, 1998 was $153,435.

                     In 1998, Washington Square recognized income of $10,000 including $117,000 of depreciation expense compared to a loss of $31,000 including $113,000 of depreciation expense in 1997 and a loss of $29,000 including $110,000 of depreciation expense in 1996. The decrease in the loss from 1997 to 1998 resulted mainly from an increase in rental income due to an increase in the average rental rates combined with a decrease in maintenance expense. Maintenance expense decreased due to a lower turnover of apartment units in 1998 as compared to 1997. The increase in the loss from 1996 to 1997 is due to an increase in interest expense partially offset by an increase in rental income due to an increase in the average rental rates and a decrease in utilities expense. Interest expense increased due to default interest incurred on the mortgage while utilities expense decreased due to the mild weather experienced in 1997.

                     On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1998 and 1997 was $147,747 and $408,037, respectively. Payments on the judgment are to be made from available cash flow from Washington Square and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1998 is $997,365.

                      In February 1993, one of the Registrant's properties, the Morrison-Clark Inn, was foreclosed by the lender. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forbear from executing on the judgment until July 6, 1999. Although there have been no discussions, the Registrant anticipates that it will be able to extend the forbearance agreement for several more years for similar consideration.

Item7A.         Quantitative and Qualitative Disclosures about  Market
Risk

               Not applicable.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors II (a Pennsylvania limited partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $19,072,099 and $19,292,293 as of December 31, 1998 and 1997, respectively, and total revenues of $3,954,174 and $3,751,874, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 1998 and 1996, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, which insofar as it relates to Tindeco Wharf Partnership is based solely on the report of other auditors, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note C of the financial statements, Diversified Historic Investors II is liable for payment of a $1,800,000 guarantee resulting from the foreclosure on a property in 1993. In the past the partnership has been able to continue the forebearance when the period ends in July, 1999. If the lender executes judgment it is expected to have significant adverse impact on the partnership and could result in a forced sale of the remaining properties.

Gross, Kreger & Passio
Philadelphia, Pennsylvania
April 5, 1999

                     Independent Auditor's Report


To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying balance sheet of Tindeco Wharf Partnership as of December 31, 1998, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 1998, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Grant Thorton
Philadelphia, Pennsylvania
April 3, 1999

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1998 and 1997        17

     Consolidated  Statements of Operations for the Years Ended
     December  31,  1998,  1997, and 1996                             18

     Consolidated  Statements  of Changes in Partners' Equity
     for  the  Years  Ended  December 31, 1998, 1997, and 1996        19

     Consolidated  Statements of Cash Flows for the Years Ended
     December  31,  1998, 1997 and 1996                               20

     Notes to consolidated financial statements                     21-27

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           29

     Notes to Schedule XI                                             30




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                    1998              1997
Rental properties at cost:
   Land                                         $   934,582       $   934,582
   Buildings and improvements                    40,542,742        39,666,989
   Furniture and fixtures                         3,026,576         2,866,600
                                                 ----------        ----------
                                                 44,503,900        43,468,171
   Less - accumulated depreciation              (21,218,232)      (19,522,725)
                                                 ----------        ----------
                                                 23,285,668        23,945,446

Cash and cash equivalents                           219,254            71,023
Restricted cash                                   1,095,373         1,293,871
Accounts receivable                                  71,582            48,911
Other assets (net of accumulated
   amortization of $351,780 and $288,791)         1,831,411         1,784,502
                                                 ----------        ----------
               Total                            $26,503,288       $27,143,753
                                                 ==========        ==========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                             $32,808,014       $32,712,165
   Accounts payable:
        Trade                                     2,827,452         2,565,803
        Related parties                           1,521,734         1,496,403
   Interest payable                              11,343,408         9,576,402
   Tenant security deposits                         249,134           242,687
   Other liabilities                              1,293,221         1,109,686
                                                 ----------        ----------
               Total liabilities                 50,042,963        47,703,146
                                                 ----------        ----------
Partners' equity                                (23,539,675)      (20,559,393)
                                                 ----------        ----------
               Total                            $26,503,288       $27,143,753
                                                 ==========        ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996


                                        1998           1997           1996

Revenues:
   Rental income                     $4,623,527     $4,463,462     $4,303,963
   Hotel income                       1,582,824      1,282,525      1,282,662
   Interest income                       35,575         29,639         18,654
                                      ---------      ---------      ---------
             Total revenues           6,241,926      5,775,626      5,605,279
                                      ---------      ---------      ---------
Costs and expenses:
   Rental operations                  1,850,883      1,858,158      1,684,209
   Hotel operations                   1,423,018      1,385,410      1,317,387
   General and administrative           198,000        300,000        198,000
   Interest                           4,007,500      3,975,462      3,198,970
   Depreciation and amortization      1,742,807      1,714,090      1,707,209
                                      ---------      ---------      ---------
             Total costs and expenses 9,222,208      9,233,120      8,105,775
                                      ---------      ---------      ---------
Loss before extraordinary item       (2,980,282)    (3,457,494)    (2,500,496)

Extraordinary gain                            0              0        238,312
                                      ---------      ---------      ---------
Net loss                            ($2,980,282)   ($3,457,494)   ($2,262,184)
                                      =========      =========      =========
Net loss per limited partnership unit:
   Loss before extraordinary item   ($   143.27)   ($   166.22)   ($   120.21)
   Extraordinary gain                         0              0          11.46
                                      ---------      ---------      ---------
                                    ($   143.27)   ($   166.22)   ($   108.75)
                                      =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                          Dover
                                        Historic      Limited
                                       Advisors (1) Partners (2)     Total

Percentage participation in profit or loss  1%          99%           100%

Balance at December 31, 1995            ($319,817) ($14,519,898) ($14,839,715)
Net loss                                  (22,622)   (2,239,562)   (2,262,184)
                                          -------    ----------    ----------
Balance at December 31, 1996             (342,439)  (16,759,460)  (17,101,899)
Net Loss                                  (34,575)   (3,422,919)   (3,457,494)
                                          -------    ----------    ----------
Balance at December 31, 1997             (377,014)  (20,182,379)  (20,559,393)
Net Loss                                  (29,803)   (2,950,479)   (2,980,282)
                                          -------    ----------    ----------
Balance at December 31, 1998            ($406,817) ($23,132,858) ($23,539,675)
                                          =======    ==========    ==========


 (1)   General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1995

                                            1998         1997         1996

Cash flows from operating activities:
   Net loss                               ($2,980,282)($3,457,494)($2,262,184)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
Depreciation and amortization               1,742,807   1,714,090   1,707,209
Extraordinary gain                                  0           0    (238,312)
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   Decrease (increase) in restricted cash     198,498       6,896    (608,740)
   (Increase) decrease in accounts
     receivable                               (22,671)     (1,414)      2,533
   Increase in other assets                   (94,299)    (22,207)    (98,386)
   Increase in accounts payable - trade       261,649     357,244   1,341,822
   Increase (decrease) in accounts payable
     - related parties                         25,331    (265,640)    (67,326)
   Increase in interest payable             1,767,006   1,263,277   1,622,880
   Increase (decrease) in tenant security
     deposits                                   6,447       6,010      (5,027)
   Increase (decrease) in other liabilities   183,535     981,954  (1,102,965)
      Net cash provided by operating        ---------   ---------   ---------
       activities:                          1,088,021     582,716     291,504
Cash flows from investing activities:       ---------   ---------   ---------
   Capital expenditures                    (1,035,729)   (215,746)   (253,239)
      Net cash used in investing            ---------   ---------   ---------
        activities:                        (1,035,729)   (215,746)   (253,239)
Cash flows from financing activities:       ---------   ---------   ---------
   Borrowings under debt obligations          182,998           0           0
   Payments of principal under debt
     obligations                              (87,059)   (375,514)    (73,620)
                                            ---------   ---------   ---------
      Net cash provided by (used in)
        financing activities                   95,939    (375,514)    (73,620)
        activities:                         ---------   ---------   ---------
Increase (decrease) in cash and cash
  equivalents                                 148,231      (8,544)    (35,355)
Cash and cash equivalents at beginning of year 71,023      79,567     114,922
                                            ---------   ---------   ---------
Cash and cash equivalents at end of year   $  219,254  $   71,023  $   79,567
                                            =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest  $2,240,494  $2,712,185  $1,486,204

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (a limited partnership)


NOTE A - ORGANIZATION

Diversified Historic Investors II (the "Partnership") was formed in December 1984 to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, utilizing mortgage financing and the net proceeds from the sale of limited partnership units. Rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code. The General Partner, Dover Historic Advisors, has the exclusive responsibility for all aspects of the Partnership's operations

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

Tindeco Wharf Partnership ("TWP") incurred $791,054 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $143,351 and $120,695 at December 31, 1998 and 1997, respectively.

4.     Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.     Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 1998, 1997 and 1996).

6.     Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

7.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits, insurance and real estate tax reserves.

8.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

9.     Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future which the Partnership does not have sufficient resources, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficits and has been unable, or anticipates it will be unable, to obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December of each year.

10.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                             December 31,
                                                          1998         1997

Mortgage loan, interest only at 14% at December 31,   $ 5,920,572  $ 5,800,000
1998 and 1997; principal due 2015, collateralized by the related rental property

Mortgage loan, interest at 12%, collateralized by the   1,800,000    1,800,000
related rental property with maturity at January 1, 1992 (A)

Mortgage loans, interest at the Federal Reserve         1,080,615    1,018,188
Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 1998 and 1997), principal and interest payable monthly based on a 20-year amortization schedule; collateralized by the related rental property; principal due October 1, 2005

Mortgage revenue bonds comprised of the following:     16,737,463   16,826,402
$1,440,000 Serial Bonds, interest rates ranging from 4.6% to 6.1%, maturing semi-annually from June 20, 1999, to December 20, 2006; $1,650,000 Term Bonds,
interest at 6.5%, maturing December 20, 2012;
$8,260,000 Term Bonds, interest at  6.6%, maturing
December 20, 2024; $5,605,000 Term Bonds, interest at 6.7%, maturing December 20, 2028; collateralized by the related rental property

Notes payable to a property management company, bearing    15,893       14,104
interest at 12% per annum; principal and interest to be repaid from the earliest positive cash flow from operations or capital transactions, or within 90 days of termination of the management agreement; unpaid principal and interest due upon the earlier of sale or refinance of the property or December 1, 2007

Second mortgage loan, principal and interest at 7.5%,   4,953,471    4,953,471
payable in monthly installments of $36,606 to July 2005 based upon available cash flow, at which time the balance is due; collateralized by the related rental property (B)

Note payable to a developer, interest accrues at 12%,
of which 6% interest is payable annually; deferred
interest is payable out of cash flow after a preference
return to the Partnership with interest accruing on the
unpaid amount; principal and unpaid interest due at the
earlier of sale or refinancing of the property or 2005;
unsecured                                               2,300,000    2,300,000
                                                       ----------   ----------
                                                      $32,808,014  $32,712,165
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

(B) Interest and principal after August 1, 1990 due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No interest was paid during 1998, 1997 or 1996.

Approximate maturities of mortgage loan obligations at December 31, 1998, for each of the succeeding five years are as follows:

Year Ending December 31,

                         1999         $  1,898,008
                         2000              107,003
                         2001              119,017
                         2002              131,154
                         2003              144,528
                         Thereafter     30,408,304
                                        ----------
                                      $ 32,808,014
                                        ==========

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit. In the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 7% at December 31, 1998) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997. The Partnership recognized a gain in the amount of $238,312 for the excess of the amount of the judgment over the amount stipulated in the settlement agreement in 1996.

NOTE G - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1998 and 1997 was $147,747 and $408,037, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1998 was $997,365.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. The judgment provides that all future distributions, in any form, due to the Partnership on account of its ownership interest in FWP, be immediately delivered to D, LTD. Interest accrued during 1998 and 1997 was $21,249 and $15,771, respectively. The balance of the note at December 31, 1998 was $153,435.

The   seller  of  Washington  Square  agreed  to  lend  funds  to  the
Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments out of cash flow. Interest accrued during both 1998 and 1997 was $11,641. The balance of the note at December 31, 1998 was $225,059.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                           For the Years Ended December 31,
                                          1998          1997          1996
                                          ----          ----          ----
Net loss - book                       ($2,980,282) ($ 3,457,494) ($ 2,262,184)
   Depreciation                           147,722       (86,047)     (221,239)
   Interest                             1,103,722     1,277,877       864,793
   Guarantor fees                         121,800       121,800       121,800
   Investor service fee                    20,000      (200,000)       10,000
   Administrative fee                           0       342,000             0
   Gain on foreclosure                          0             0      (238,312)
   Other                                        0        (1,191)            0
Minority interest - tax only              179,674       147,592        93,373
                                        ---------     ---------     ---------
Net loss - tax                       ($ 1,407,364) ($ 1,855,463) ($ 1,631,769)
                                        =========     =========     =========

Partners' equity - book              ($23,539,675) ($20,559,393) ($17,101,899)
Costs of issuance                       2,471,196     2,471,196     2,471,196
Cumulative tax over (under) book loss   6,947,522     6,376,859     5,394,643
Facade easement donation (tax only)       203,778       203,778       203,778
Prior period adjustment                    48,071        48,071        48,071
Capital adjustments (tax only)           (324,580)     (324,580)     (619,813)
                                       ----------    ----------    ----------
Partners' equity - tax               ($14,193,688) ($11,784,069) ($ 9,604,024)
                                       ==========    ==========    ==========

                       SUPPLEMENTAL INFORMATION

                          DIVERSIFIED HISTORIC INVESTORS II
                                (a limited partnership)

                 SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   DECEMBER 31, 1998

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

44 room hotel with
21,500 square feet
of commercial space
in Savannah, GA      $  5,920,572    $200,000    $ 9,178,160    $   854,407
Savannah, GA

29 apartment units
and 9,500 square feet
of commercial space
in West Chester, PA     1,080,614      87,500      2,833,383         93,424

262 apartment units
and 39,000 square
feet of commercial
space in Baltimore, MD 24,006,827     647,082      2,000,000     28,609,944
                       ----------     -------     ----------     ----------
                      $31,008,013    $934,582    $14,011,543    $29,557,775
                       ==========     =======     ==========     ==========
                                           Gross Amount at which
                                                      Carried at
                                           December 31, 1998

                                        Buildings and
                                                      Accumulated  Date of  Date
Description (a)        Land    Improvements   Total  Depreciation  Constr.  Acq.

44 room hotel with
21,500 square feet
of commercial space
in Savannah, GA      $200,000  $10,032,567  $10,232,567 $5,030,173 85-86 8/9/85

29 apartment units
and 9,500 square feet
of commercial space
in West Chester, PA    87,500    2,926,807    3,014,307  1,533,633  1985 10/1/85

262 apartment units
and 39,000 square
feet of commercial
space in Baltimore, MD647,082   30,609,944   31,257,026 14,654,426 85-88 10/15/8
                      -------   ----------   ---------- ----------
                     $934,582  $43,569,318  $44,503,900 $21,218,232
                      =======   ==========   ==========  ==========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1998

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1998, for Federal income tax purposes is $29,219,087. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                           1998          1997          1996
Balance at beginning of year           $43,468,171   $43,252,425   $42,999,186
Additions during the year:
   Improvements                          1,035,729       215,746       253,239
                                        ----------    ----------    ----------
Balance at end of year                 $44,503,900   $43,468,171   $43,252,425
                                        ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                           1998          1997          1996
Balance at beginning of year           $19,522,725   $17,857,486   $16,210,001
Depreciation expense for the year        1,695,507     1,665,239     1,647,485
                                        ----------    ----------    ----------
Balance at end of year                 $21,218,232   $19,522,725   $17,857,486
                                        ==========    ==========    ==========
(E) See Note B to the financial statements for depreciation method and lives.

(F)    See   Note  F  to  the  financial  statements  for  information
       regarding certain contingencies.

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

               b.   Identification of Executive Officers

                     The  General Partner of the Registrant  is  Dover
Historic  Advisors  (DoHA), a Pennsylvania general  partnership.   The
partners of DoHA are as follows:

Name            Age     Position           Term of Office       Period Served

SWDHA, Inc.     --      Partner in DoHA    Partner in DoHA      Since May 1997

EPK, Inc.       --      Partner in DoHA    Partner in DoHA      Since May 1997

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1996 through 1998.

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


                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1998 and 1997.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

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

                           21          Subsidiaries   of  the  Registrant   are
                                       listed in Item 2. Properties of this Form 10-K.

                     (b) Reports on Form 8-K:


                         No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                     (c) Exhibits:

                         See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIVERSIFIED HISTORIC INVESTORS II

Date: August 31, 1999          By: Dover Historic Advisors, General Partner
      ---------------
                                   By: EPK, Inc., Partner

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

             Signature                       Capacity             Date

DOVER HISTORIC ADVISORS                   General Partner

By: EPK, Inc., Partner

    By:  /s/ Spencer Wertheimer                             August 31, 1999
         ------------------------                           ---------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                               August 31, 1999
         -----------------------                            ---------------
         MICHELE F. RUDOI,
         Assistant Secretary