Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 1999-09-17
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $94,634. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $1,617,388 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving Morrison Clark, if Capital Bank executes its judgment against the Registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past been able to obtain forebearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forebearance period ends in July 2000. See Part
II. Item 1.  Legal Proceedings.

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

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a net loss of $829,685 ($39.89 per limited partnership unit) compared to a net loss of $605,746 ($29.12 per limited partnership unit) for the same period in 1998.

                    Rental and hotel income combined increased $54,055 from $1,519,967 in the first quarter of 1998 to $1,574,022 in the same period in 1999. This increase resulted from an increase of $49,706 in rental income and an increase of $4,349 in hotel income. The increase in rental income is the result of an increase in residential rental income at Tindeco Wharf due to an increase in the average rental rates partially offset by both a decrease of rental income at Washington Square due to a decrease in the average occupancy (96% to 95%) and a decrease in rental income of the commercial space at Factor's Walk due to a decrease in the average occupancy (86% to 64%). Hotel income increased due to an increase in average occupancy (72% to 76%) partially offset by a decrease in the average room rates ($125.17 to $121.60).

                    Interest income decreased from $8,235 in the first quarter of 1998 to $4,277 in the same period in 1999. The decrease is the result of a decrease in the cash balances held in interest bearing accounts in the first quarter of 1999 as compared to the same period in 1998.

                      Expense for rental operations increased by $103,615 from $430,991 in the first quarter of 1998 to $534,606 in the same period in 1999. The increase in rental operations is due to an increase in maintenance expense at both Tindeco Wharf and Washington Square and an increase in management fees and legal fees at Tindeco Wharf. The increase in maintenance expense at Tindeco Wharf is due to planned renovations at the property. Management fees expense increased due to the increase in rental income and legal fees increased due to negotiations with the previous management company. The increase at Washington Square is due to a higher turnover of apartment units.

                     Hotel operations expense increased $78,095 from $283,233 in the first quarter of 1998 to $361,328 in the same period of 1999. The increase in hotel operations expense was due to an increase in certain operating expenses (rooms, wages and salaries, and administrative expenses) due to the increase in average occupancy and an increase in maintenance expense due to various building repairs performed in the first quarter of 1999.

                     Interest expense increased $72,853 from $947,905 in the first quarter of 1998 to $1,020,758 in the same period in 1999. Interest expense increased due to an increase in the principal balance upon which interest is calculated at both Tindeco Wharf and Factor's Walk.

                     Depreciation and amortization expense increased $19,473 from $422,319 in the first quarter of 1998 to $441,792 in the same period in 1999 due to the depreciation of fixed asset additions in 1998 at Tindeco Wharf.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $699,000, compared to a loss of approximately $478,000 for the same period in 1998.

                     In the first quarter of 1999, Registrant incurred a loss of $432,000 at Tindeco Wharf including $306,000 of depreciation and amortization expense, compared to a loss of $317,000 in the first quarter of 1998, including $288,000 of depreciation expense. The increased loss from the first quarter of 1998 to the first quarter of 1999 is the result of an increase in interest, management fees, maintenance, depreciation and legal expense and a decrease in the interest income partially offset by an increase in rental income due to an increase in the average rental rates. The increase in interest expense is due to the increase in principal balance upon which interest is calculated. The increase in management fees is due to the increase in rental income. The increase in maintenance expense is due to planned renovations at the property including roof repairs, appliance replacement, and painting. Depreciation expense increased due to the depreciation of fixed asset additions in 1998. Interest income decreased due to a decrease in the cash balances which generate the interest income. Legal fees increased due to negotiations with the previous management company in connection with the termination of their management contract.

                     In the first quarter of 1999, Registrant incurred a loss of $255,000 at The River Street Inn (Factor's Walk) including $92,000 of depreciation expense, compared to a loss of $170,000 including $93,000 of depreciation expense in the first quarter of 1998. The increased loss from the first quarter of 1998 to the same period in 1999 is the result of a decrease in commercial rental income, an increase in maintenance expense, interest expense and hotel operating expenses (rooms, wages and salaries, and administrative expenses) partially offset by an increase in hotel income. Rental income decreased due to a decrease in the average occupancy of the commercial space (86% to 64%) due to the loss of a tenant. Maintenance expense increased due to an increase in general building repairs and increases in electrical, mechanical, fire protection, and heating/air conditioning repairs made to the property. Interest expense increased due to an increase in the principal balance upon which interest is accrued. Hotel operating expenses increased due to the increase in the average occupancy. Hotel income increased due to an increase in the average occupancy (72% to 76%) partially offset by a decrease in the average room rates ($125.17 to $121.60).

                     In the first quarter of 1999, Registrant incurred a loss of $12,000 at Washington Square, including $30,000 of depreciation expense, compared to income of $9,000 including $29,000 of depreciation expense in the first quarter of 1998. The change from income recognized in the first quarter of 1998 to a loss incurred in the first quarter of 1999 is due to a decrease in rental income combined with an increase in maintenance expense. The decrease in rental income is due to a decrease in the average occupancy (96% to 95%) of the residential apartment units and the loss of one commercial tenant. The increase in maintenance expense is due to an increase in the apartment preparation expense caused by a higher turnover of apartment units.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS


                                Assets

                                       March 31, 1999        December 31, 1998
                                         (Unaudited)
Rental properties, at cost:
Land                                     $   934,582             $   934,582
Buildings and improvements                40,542,742              40,542,742
Furniture and fixtures                     3,129,456               3,026,576
                                          ----------              ----------
                                          44,606,780              44,503,900
Less - Accumulated depreciation          (21,648,386)            (21,218,232)
                                          ----------              ----------
                                          22,958,394              23,285,668

Cash and cash equivalents                     94,634                 219,254
Restricted cash                            1,617,388               1,095,373
Accounts and notes receivable                 96,031                  71,582
Other assets (net of amortization of
$363,418 and $351,780 at March  31, 1999
and December 31, 1998, respectively)       1,674,560               1,831,411
                                          ----------              ----------
       Total                             $26,441,007             $26,503,288
                                          ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $32,784,397             $32,808,014
Accounts payable:
       Trade                               3,009,093               2,827,452
       Related parties                     1,576,911               1,521,734
Interest payable                          11,785,597              11,343,408
Accrued liabilities                        1,400,805               1,293,221
Tenant security deposits                     253,564                 249,134
                                          ----------              ----------
       Total liabilities                  50,810,367              50,042,963
                                          ----------              ----------
Partners' equity                         (24,369,360)            (23,539,675)
                                          ----------              ----------
       Total                             $26,441,007             $26,503,288
                                          ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                     Three months                Three months
                                         Ended                       Ended
                                       March 31,                   March 31,
                                         1999                        1998
Revenues:
Rental income                         $1,190,663                  $1,140,957
Hotel income                             383,359                     379,010
Interest income                            4,277                       8,235
                                       ---------                   ---------
       Total revenues                  1,578,299                   1,528,202
                                       ---------                   ---------
Costs and expenses:
Rental operations                        534,606                     430,991
Hotel operations                         361,328                     283,233
General and administrative                49,500                      49,500
Interest                               1,020,758                     947,905
Depreciation and amortization            441,792                     422,319
                                       ---------                   ---------
       Total costs and expenses        2,407,984                   2,133,948
                                       ---------                   ---------
Net loss                             ($  829,685)                ($  605,746)
                                       =========                   =========
Net loss per limited partnership unit($    39.89)                ($    29.12)
                                       =========                   =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                       1999            1998
Cash flows from operating activities:
 Net loss                                           ($829,685)      ($605,746)
 Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                         441,792         422,319
Changes in assets and liabilities:
 Increase in restricted cash                         (522,015)       (288,392)
 (Increase) decrease in accounts receivable           (24,449)         12,273
 Decrease in other assets                             145,213         157,091
 Increase in accounts payable - trade                 181,641          81,098
 Increase in accounts payable -   related parties      55,177         983,100
 Increase in interest payable                         442,189         417,943
 Increase (decrease) in accrued liabilities           107,584        (947,767)
 Increase in tenant security deposits                   4,430           3,938
                                                      -------         -------
 Net cash provided by operating activities              1,877         235,857
                                                      -------         -------
Cash flows from investing activities:
 Capital expenditures                                (102,880)        (71,801)
                                                      -------         -------
Net cash used in investing activities                (102,880)        (71,801)
                                                      -------         -------
Cash flows from financing activities:
 Principal payments                                   (23,617)        (74,397)
                                                      -------         -------
 Net cash used in financing activities                (23,617)        (74,397)
                                                      -------         -------
(Decrease) increase in cash and cash equivalents     (124,620)         89,659

Cash and cash equivalents at beginning of period      219,254          71,023
                                                      -------         -------
Cash and cash equivalents at end of period           $ 94,634        $160,682
                                                      =======         =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

                (b) Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 1999           DIVERSIFIED HISTORIC INVESTORS II
      ------------------
                                   By: Dover Historic Advisors, General Partner

                                       By: EPK, Inc., Partner

                                           By: /s/ Spencer Wertheimer
                                               -----------------------
                                               SPENCER WERTHEIMER,
                                               President and Treasurer