Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1999-11-03
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999
                               ----------------------------------
                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________

Commission file number               0-14645
                       ------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS II
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Pennsylvania                                  23-2361261
-------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization                  Identification No.)

              1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

                                N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X           No

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of  June  30,  1999,  Registrant  had  cash  of
$162,873. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 1999, Registrant had restricted cash of $1,276,711 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 1999, Registrant incurred a net loss of $643,008 ($30.91 per limited partnership unit) compared to a net loss of $691,705 ($33.25 per limited partnership unit) for the same period in 1998. For the first six months of 1999, the Registrant incurred a net loss of $1,472,693 ($70.79 per limited partnership unit) compared to a net loss of $1,297,451 ($62.37 per limited partnership unit) for the same period in 1998.

              Rental income increased $105,202 from $1,119,098 in the second quarter of 1998 to $1,224,300 in the same period in 1999 and increased $154,908 from $2,260,055 for the first six months of 1998 to $2,414,963 in the same period on 1999. The increase in rental income for both the second quarter and the first six months of 1999 as compared to the same periods in 1998 is the result of an increase at Tindeco Wharf partially offset by decreases at Washington Square and Factors Walk. The increase at Tindeco Wharf is due to an increase in the average rental rates. The decrease at Factor's Walk is due to a decrease in the average occupancy of the commercial space (86% to 64%). The decrease at Washington Square is due to a decrease in the average occupancy of the residential units (97% to 95%) and the loss of one commercial tenant.

              Hotel income decreased $25,163 from $435,163 in the second quarter of 1998 to $410,000 in the same period in 1999 and decreased $20,814 from $814,173 for the first six months of 1998 to $793,359 for the same period in 1999. The decrease in hotel income for both the second quarter and the first six months of 1998 as compared to the same periods in 1998 is the result of decreases in the average room rates and average occupancy. Average room rates decreased ($134.96 to $134.72) for the second quarter and ($129.67 to $123.07) for the first six months. Average occupancy rates decreased (79% to 74%) for the second quarter and (73% to 67%) for the first six months.

              Expense for rental operations increased by $47,120 from $461,036 in the second quarter of 1998 to $508,156 in the same period in 1999 and increased $150,734 from $892,027 for the first six months of 1998 to $1,042,761 for the same period in 1999. The increase in rental operations during the second quarter and first six months of 1999 is due to the planned renovations at the Tindeco Wharf and an increase in apartment preparation expense at Washington Square. The planned renovations at Tindeco Wharf include painting and repairs of the roof, electrical and plumbing systems. The increase in maintenance expense at Washington Square was caused by an increase in the apartment preparation expense caused by a high turnover of apartment units.

              Hotel operations expense decreased $117,329 from $373,024 in the second quarter of 1998 to $255,695 in the same period in 1999 and decreased $39,234 from $656,257 for the first six months of 1998 to $617,023 for the same period in 1999. The decrease in hotel operations expense at the River Street Inn was due to an overall decrease in hotel occupancy from the second quarter (79% to 74%) and the first six months (73% to 67%)
partially offset by an increase in maintenance expense. Maintenance expense increased due to general building repairs such as elevator, painting, and heating/air conditioning repairs.

              Interest expense increased $79,586 from $948,126 in the second quarter of 1998 to $1,027,712 in the same period in 1999, and increased $152,439 from $1,896,031 for the first six months of 1998 to $2,048,470 for the same period in 1999. The increase from the second quarter and first six months of 1998 to the same period in 1999 is due to an increase in the principal balance upon which interest is calculated at both Tindeco Wharf and Factor's Walk.

               Losses incurred during the quarter at the Registrant's three properties amounted to $518,000, compared to a loss of approximately $563,000 for the same period in 1998. For the first six months of 1999, the Registrant's three properties recognized a loss of $1,216,000 compared to approximately $1,041,000 for the same period in 1998.

             In the second quarter of 1999, Registrant incurred a loss of $390,000 at Tindeco Wharf including $306,000 of depreciation and amortization expense, compared to a loss of
$376,000 in the second quarter of 1998, including $288,000 of depreciation and amortization expense and, for the first six months of 1999, incurred a loss of $822,000 including $613,000 of depreciation and amortization expense, compared to a loss of $693,000 for the same period in 1998, including $576,000 of depreciation and amortization expense. The increased loss from the second quarter and the first six months of 1998 to the same periods in 1999 is the result of an increase in maintenance, interest, and depreciation expense combined with a decrease in interest income, partially offset by an increase in rental income. The increase in maintenance expense is due to planned renovations at the property including roof repairs, electrical and plumbing repairs, and painting. Interest expense increased due to the increase in principal balance upon which interest is calculated. Depreciation expense increased due to improvements made at the property in the last six months of 1998. The decrease in interest income is due to a decrease in the cash balances that generate the interest income. The increase in rental income is due to an increase in average rental rates of the residential units.

             In the second quarter of 1999, Registrant incurred a loss of $123,000 at The River Street Inn including $93,000 of depreciation expense, compared to a loss of $197,000 including $93,000 of depreciation expense in the second quarter of 1998. The decrease in the loss from the second quarter of 1998 to the same period in 1999 is the result of a decrease in overall hotel expenses partially offset by an increase in maintenance expense and a decrease in hotel revenue and rental income. The decrease in overall hotel expenses is a result of a decrease in occupancy (79% to 74%). The increase in the maintenance expense is due to an increase in the general building repairs and increases in elevator, painting, and heating/air conditioning repairs. The decrease in hotel and rental income is due to a decrease in occupancy at the hotel (79% to 74%) and commercial units (86% to 64%).

              For the first six months of 1999, Registrant incurred a loss of $378,000 at The River Street Inn including $184,000 of depreciation expense, compared to a loss of $367,000 for the same period in 1998, including $185,000 of depreciation expense. The increase in the loss from the first six months of 1998 to the same period in 1999 is the result of a decrease in rental and hotel income combined with an increase in interest and maintenance expense. Rental income decreased due to a decrease in the average occupancy of commercial space (86% to 64%). The decrease in hotel income is due to a decrease in the average occupancy (73% to 67%) and a decrease in the average room rates ($129.67 to $123.07). Interest expense increased due to an increase in the principal balance upon which interest is accrued. Maintenance expense increased due to an increase in the general building repairs and increases in elevator, painting, and heating/air conditioning repairs made to the property.

             In the second quarter of 1999, Registrant incurred a loss of $5,000 at Washington Square, including $30,000 of depreciation expense, compared to income of $10,000 including $29,000 of depreciation expense in the second quarter of 1998 and, for the first six months of 1999, incurred a loss of $16,000 including $60,000 of depreciation expense, compared to income of $19,000 for the same period in 1998, including $57,000 of depreciation expense. The change from income recognized to a loss from the second quarter and the first six months of 1998 to the same periods in 1999 is due to a decrease in rental income combined with an increase in maintenance expense. The decrease in rental income is due to a decrease in the average occupancy (97% to 95%) of the apartment units combined with the loss of one commercial tenant. The increase in maintenance expense is due to an increase in the apartment preparation expense caused by a higher turnover of apartment units.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS


                                    Assets

                                 June 30, 1999        December 31, 1998
                                  (Unaudited)
Rental properties, at cost:
Land                             $     934,582          $     934,582
Buildings and improvements          40,542,742             40,542,742
Furniture and fixtures               3,140,203              3,026,576
                                    ----------             ----------
                                    44,617,527             44,503,900
Less - Accumulated depreciation    (22,078,540)           (21,218,232)
                                    ----------             ----------
                                    22,538,987             23,285,668

Cash and cash equivalents              162,873                219,254
Restricted cash                      1,276,711              1,095,373
Accounts and notes receivable          127,501                 71,582
Other assets (net of amortization
of $375,056 and $351,780 at
June 30, 1999 and December 31,
1998, respectively)                  1,553,634              1,831,411
                                    ----------             ----------
     Total                         $25,659,706            $26,503,288
                                    ==========             ==========

                Liabilities and Partners' Equity

Liabilities:
Debt obligations                   $32,760,540           $32,808,014
Accounts payable:
     Trade                           3,084,034             2,827,452
     Related parties                 1,573,979             1,521,734
Interest payable                    11,584,880            11,343,408
Accrued liabilities                  1,418,883             1,293,221
Tenant security deposits               249,758               249,134
                                    ----------            ----------
     Total liabilities              50,672,074            50,042,963
                                    ----------            ----------
Partners' equity                   (25,012,368)          (23,539,675)
                                    ----------            ----------
     Total                         $25,659,706           $26,503,288
                                    ==========            ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 1999 and 1998
                           (Unaudited)

                          Three months               Six months
                         Ended June 30,            Ended June 30,
                         1999        1998          1999        1998

Revenues:
 Rental income       $1,224,300   $1,119,098   $2,414,963   $2,260,055
 Hotel income           410,000      435,163      793,359      814,173
 Interest income          5,547        8,180        9,824       16,415
                      ---------    ---------    ---------    ---------
  Total revenues      1,639,847    1,562,441    3,218,146    3,090,643
                      ---------    ---------    ---------    ---------
Costs and expenses:
 Rental operations      508,156      461,036    1,042,762      892,027
 Hotel operations       255,695      373,024      617,023      656,257
 General and
  Administrative         49,500       49,500       99,000       99,000
 Interest             1,027,712      948,126    2,048,470    1,896,031
 Depreciation and
  Amortization          441,792      422,460      883,584      844,779
                      ---------    ---------    ---------    ---------
Total costs and
        expenses      2,282,855    2,554,146    4,690,839    4,388,094
                      ---------    ---------    ---------    ---------
Net loss            ($  643,008) ($  691,705) ($1,472,693) ($1,297,451)
                      =========    =========    =========    =========
Net loss per limited
partnership unit    ($    30.91) ($    33.25) ($    70.79) ($    62.37)
                      =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1999 and 1998
                           (Unaudited)

                                                 Six months ended
                                                     June 30,
                                                 1999           1998

Cash flows from operating activities:
 Net loss                                    ($1,472,693)    ($1,297,451)
 Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
Depreciation and amortization                    883,584         844,779
Changes in assets and liabilities:
 Increase in restricted cash                    (181,338)       (416,700)
 Increase in accounts receivable                 (55,919)        (14,205)
 Decrease in other assets                        254,500         147,701
 Increase in accounts payable - trade            256,582         181,317
 Increase in accounts payable -                   52,245       1,029,498
  related parties
 Increase in interest payable                    241,472         800,686
 Increase (decrease) in accrued liabilities      125,663        (922,933)
 Increase in tenant security deposits                624          10,514
                                              ----------      ----------
 Net cash provided by operating activities       104,720         363,206
                                              ----------      ----------
Cash flows from investing activities:
 Capital expenditures                           (113,627)       (162,666)
                                              ----------      ----------
Net cash used in investing activities           (113,627)       (162,666)
                                              ----------      ----------
Cash flows from financing activities:
 Principal payments                              (47,474)        (98,434)
                                              ----------      ----------
 Net cash used in financing activities           (47,474)        (98,434)
                                              ----------      ----------
(Decrease) increase in cash and cash             (56,381)        102,106
equivalents

Cash and cash equivalents at beginning           219,254          71,023
of period                                     ----------      ----------

Cash and cash equivalents at end of          $   162,873     $   173,129
period                                        ==========      ==========

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           In May 1992, a partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to forestall foreclosure by a lender on the property owned by it. In addition, the lender filed a claim against the Registrant on its guaranty of payment of the partnerships debt. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forebear from executing on the judgment until July 6, 2000.

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

          (b) Reports on Form 8-K:

              No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 3, 1999    DIVERSIFIED HISTORIC INVESTORS II
       ----------------
                           By: Dover Historic Advisors, General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer