Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 1999-12-20
CIK 763566

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               ------------------------------------------
                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________

Commission file number                   0-14645
                       --------------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS II
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2361261
-------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

                1609 Walnut Street, Philadelphia, PA   19103
-------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

                                     N/A
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1)  Liquidity

               As   of  September  30,  1999, Registrant   had   cash  of
$20,884.   Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

               As   of  September  30,  1999, Registrant  had restricted cash
of $1,333,865 consisting   primarily  of  funds  held  as security  deposits,
replacement reserves  and escrows for taxes and insurance.   As a consequence
of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During  the  third  quarter  of 1999,  Registrant  incurred  a
net  loss  of $839,352   ($40.35  per  limited  partnership unit)  compared
to a net loss of $796,560 ($38.29 per limited partnership unit) for the same period in 1998. For the first nine months of 1999, the Registrant
incurred a net loss   of  $2,312,044  ($111.15  per  limited partnership unit)
compared to a net loss of $2,048,836 ($98.50 per limited partnership unit) for the same period in 1998.

             Rental income increased $110,565 from $1,196,406 in the third quarter of 1998 to $1,306,971 in the same period of 1999. The increase in rental income is the result of an increase at Tindeco Wharf and Washington Square partially offset by a decrease at the River Street Inn. The increase in rental income at both Tindeco Wharf and Washington Square is due to increases in the average rental rates. The increase in rental income at Washington Square is due to an increase in average rental rates. The decrease at The River Street Inn is due to a decrease in the average
occupancy  (86%  to  64%)   of   the commercial  space  due to  the  loss
of  one commercial tenant.

             Rental income increased $265,473 from $3,456,461 for the first
nine months  of 1998  to  $3,721,934 in the  same  period  of 1999.   The
ncrease in rental income is  the result  of  an  increase  at  Tindeco  Wharf
partially   offset  by  decreases   at   both Washington  Square and the River
Street Inn. The increase in rental income at Tindeco Wharf is due to an increase in the average rental rates. The decrease in rental income at Washington Square is due to a decrease in the average occupancy (97% to 95%). The decrease at The River Street Inn is due to a decrease in the average
occupancy  for  the first  nine  months  (86%  to  64%)  of   the commercial
space  due to  the  loss  of  one commercial tenant.

              Hotel income decreased $70,231 from $358,348 in the third quarter of 1998 to $288,117 in the same period in 1999 and decreased $91,045 from $1,172,521 for the first nine months of 1998 to $1,081,476 for the same period in 1999. The decrease in hotel income for both the third quarter and the first nine months of 1999 as compared to the same periods in 1998 is the result of decreases in the average room rates for the third quarter ($130.32 to $120.66) and for the first nine months ($129.86 to $125.66) combined with decreases in the average occupancy for the third quarter (67% to 58%) and for the first nine months (73% to 69%). The decreases are the result of a more active than usual hurricane season.

              Expense for rental operations increased by $98,581 from $480,025 in the third quarter of 1998 to $578,606 in the same period in 1999 and increased $249,315 from $1,372,052 for the first nine months of 1998 to $1,621,367 for the same period in 1999. Rental operations expense increased from the third quarter and the first nine months of 1998 to the same periods in 1999 due to an increase in maintenance expense at Tindeco Wharf due to planned renovations at the property and at Washington Square due to an increase in the apartment preparation expense as a result of an increase in the turnover of apartment units.

                Hotel operations expense decreased $107,239 from $395,416 in the third quarter of 1998 to $288,177 in the same period in 1999 and decreased $146,473 from $1,051,673 for the first nine months of 1998 to $905,200 for the same period in 1999. The decrease in hotel operations expense at the River Street Inn was due to the overall decrease in the hotel occupancy partially offset by an increase in maintenance expense. Maintenance expense increased due to general building repairs such as painting, elevator and heating and air conditioning repairs.

               Interest expense increased $62,959 from $1,015,130 in the third quarter of 1998 to $1,078,089 in the same period in 1999 and increased $260,573 from $2,865,986 for the first nine months of 1998 to $3,126,559
for the same period in 1999.   The increase from the third quarter and the
first nine months of 1998 to the same periods in 1999 is due to an increase in the principal balance upon which interest is calculated at both Tindeco Wharf and The River Street Inn.

               Losses incurred during the quarter at the Registrant's three properties amounted to $710,000, compared to a loss of approximately $627,000 for the same period in 1998. For the first nine months of 1999, the Registrant's three properties recognized a loss of $1,927,000 compared to approximately $1,668,000 for the same period in 1998.

              In the third quarter of 1999, Registrant incurred a loss of $398,000 at Tindeco Wharf including $306,000 of depreciation and amortization expense, compared to a loss of $330,000 in the third quarter of 1998,
including  $288,000   of depreciation  and amortization  expense  and, for the
first nine months of 1999, Registrant incurred a loss of $1,220,000 at Tindeco Wharf including $919,000 of depreciation and amortization expense, compared to a loss of $1,023,000 for the same period in 1998, including
$863,000  of   depreciation and amortization  expense.  The increase  in  the loss from the third quarter and first nine months of 1998 to the same periods in 1999 is the result of an increase in maintenance and interest
expense  partially  offset  by an increase in rental income.   Maintenance
expense increased due to planned renovations at the property including roof repairs, electrical and plumbing repairs, and painting. Interest expense increased due to an increase in the principal balance upon which interest is calculated at Tindeco Wharf. The increase in rental income is due to an increase in the average rental rates of both the residential and commercial units

              In  the third quarter of  1999, Registrant incurred a loss of
$302,000 at The River   Street  Inn  including   $92,000   of depreciation
expense, compared to a  loss  of $285,000 including $93,000 of depreciation
expense  in the third quarter of  1998.   The increased loss from the third
quarter of 1998 to the same period in 1999 is the result of an increase in maintenance and interest expense combined with a decrease in hotel and rental income partially offset by a decrease in hotel operations expense
including utilities,  wages and salaries.   Maintenance expense  increased
due to  general  building repairs  including painting and elevator  and
heating   and   air   conditioning   repairs.  Interest expense increased
due to an increase in the average principal balances of the notes upon which interest is accrued due to advances made by the first mortgage holder to fund the building repairs. Hotel income decreased due to a decrease in the average room rates ($130.32 to $120.66) combined with a decrease in
the average occupancy (67%  to 58%)   due  to  a  more  active  than   usual
hurricane season.  Rental income decreased due to a decrease in the average
occupancy of the  commercial space (86% to 64%) due  to  a loss   of   one
commercial  tenant.    Hotel operations  expense  decreased  due  to   the
decrease in the average occupancy.

              For  the  first nine months  of 1999,  Registrant incurred a loss of $680,000 at The River Street Inn including $276,000 of depreciation
expense, compared to a  loss  of $652,000   for  the  same  period in 1998,
including $278,000 of depreciation expense. The increase in the loss from the first nine months of 1998 to the same period in 1999 is the result of a decrease in rental income and hotel income combined with an increase in
maintenance   and  interest   expense.    The decrease  in  rental  income
is due to a decrease in average occupancy (86% to 64%) of the commercial space due to the loss of one commercial tenant. Hotel income decreased due to a decrease in the average room rates ($129.86 to $125.66) and the average occupancy (73% to 69%) due to a more active than usual hurricane
season.  The increase in maintenance   expense  is  due   to   general
building repairs (such as painting, elevator and heating and air conditioning repairs). Interest expense increased due to an increase in the principal balance upon which interest is accrued due to advances made by the first mortgage holder to fund the building repairs.

              In  the third quarter of  1999, Registrant incurred a loss of
$10,000  at Washington   Square,  including $30,000 of depreciation expense,
compared to a  loss  of $12,000  including  $29,000  of  depreciation expense
in the third quarter of  1998.   The decrease in the loss from the third
quarter of 1998 to 1999 is due to an increase in rental income due to an increase in the average rental rates partially offset by an increase in maintenance expense. Maintenance expense increased due to an increase in apartment preparation expense as a result of an increase in the turnover of apartment units.

              In the first nine months of 1999, Registrant incurred a loss of $27,000 at Washington Square, including $90,000 of depreciation expense, compared to income of $7,000 for the same period of 1998, including $86,000 depreciation expense. The decrease from income in the first nine months of 1998 to a loss for the same period in 1999 is due to a decrease in rental
income combined with an   increase  in  maintenance  expense.  The decrease
in  rental  income  is  due  to   a decrease  in  the average occupancy
(97%  to 95%). The increase in maintenance expense  is due to an increase in
apartment preparation expense  caused  by  a  higher  turnover   of apartment
units.

                     DIVERSIFIED HISTORIC INVESTORS II
                   (a Pennsylvania limited partnership)

                     CONSOLIDATED BALANCE SHEETS


                                    Assets

                               September 30, 1999    December 31, 1998
                                  (Unaudited)
Rental properties, at cost:
Land                              $   934,582          $   934,582
Buildings and improvements         40,542,742           40,542,742
Furniture and fixtures              3,140,203            3,026,576
                                   ----------           ----------
                                   44,617,527           44,503,900
Less -  Accumulated depreciation  (22,508,693)         (21,218,232)
                                   ----------           ----------
                                   22,108,834           23,285,668

Cash and cash equivalents              20,884              219,254
Restricted cash                     1,333,865            1,095,373
Accounts and notes receivable         131,379               71,582
Other   assets    (net    of
amortization of $386,695 and
$351,780  at  September  30,
1999  and December 31, 1998,
respectively)                       1,828,068            1,831,411
                                   ----------           ----------
     Total                        $25,423,030          $26,503,288
                                   ==========           ==========
                      Liabilities and Partners' Equity

Liabilities:
Debt obligations                  $32,736,164          $32,808,014
Accounts payable:
     Trade                          3,178,848            2,827,452
     Related parties                1,601,435            1,521,734
Interest payable                   12,134,269           11,343,408
Accrued liabilities                 1,370,515            1,293,221
Tenant security deposits              253,518              249,134
                                   ----------           ----------
     Total liabilities             51,274,749           50,042,963
                                   ----------           ----------
Partners' equity                  (25,851,719)         (23,539,675)
                                   ----------           ----------
     Total                        $25,423,030          $26,503,288
                                   ==========           ==========

The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS II
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                          Three months              Nine months
                      Ended September 30,       Ended September 30,
                        1999     1998              1999      1998

Revenues:
 Rental income       $1,306,971  $1,196,406    $3,721,934   $3,456,461
 Hotel income           288,117     358,348     1,081,476    1,172,521
 Interest income          1,724      11,294        11,548       27,709
                      ---------   ---------     ---------    ---------
   Total revenues     1,596,812   1,566,048     4,814,958    4,656,691
                      ---------   ---------     ---------    ---------
Costs and expenses:
 Rental operations      578,606     480,025     1,621,367    1,372,052
 Hotel operations       288,177     395,416       905,200    1,051,673
 General and
  Administrative         49,500      49,500       148,500      148,500
 Interest             1,078,089   1,015,130     3,126,559    2,865,986
 Depreciation and
  Amortization          441,792     422,537     1,325,376    1,267,316
                      ---------   ---------     ---------    ---------
  Total costs and
        Expenses      2,436,164   2,362,608     7,127,002    6,705,527
                      ---------   ---------     ---------    ---------
Net loss            ($  839,352)($  796,560)  ($2,312,044) ($2,048,836)
                      =========   =========     =========    =========

Net loss per limited
 Partnership unit   ($    40.35)($    38.29)  ($   111.15) ($    98.50)
                      =========   =========     =========    =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS II
                   (a Pennsylvania limited partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1999 and 1998
                             (Unaudited)

                                          Nine months ended
                                           September  30,
                                             1999    1998

Cash flows from operating activities:
 Net loss                               ($2,312,044) ($2,048,836)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
Depreciation and amortization             1,325,376    1,267,316
Changes in assets and liabilities:
 (Increase) decrease in restricted cash    (238,492)      86,959
 (Increase) decrease in accounts            (59,797)       3,237
   receivable
 Increase in other assets                   (31,572)    (130,938)
 Increase in accounts payable - trade       351,396      307,629
 Increase in accounts payable -              79,701    1,009,994
  related parties
 Increase in interest payable               790,861    1,230,650
 Increase (decrease) in accrued              77,294     (943,286)
  liabilities
 Increase in tenant security deposits         4,384        9,614

 Net cash (used in) provided by           ---------    ---------
  operating activities                      (12,893)     792,339
                                          ---------    ---------
Cash flows from investing activities:
 Capital expenditures                      (113,627)    (603,789)
                                          ---------    ---------
Net cash used in investing activities      (113,627)    (603,789)
                                          ---------    ---------

Cash flows from financing activities:
 Principal payments                         (71,850)     (57,991)
                                          ---------    ---------
 Net cash used in financing activities      (71,850)     (57,991)
                                          ---------    ---------
(Decrease) increase in cash and cash       (198,370)     130,559
equivalents

Cash and cash equivalents at beginning      219,254       71,023
of period
                                          ---------   ----------
Cash and cash equivalents at end of      $   20,884  $   201,582
period                                    =========   ==========

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

          (b)  Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 20, 1999       DIVERSIFIED HISTORIC INVESTORS II
       -----------------
                               By: Dover Historic Advisors, General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/  Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer