Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2000-10-27
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1999
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   -----------------

Commission file number                    0-14645
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

Registrant's  telephone number, including area code (215)557-9800
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                           ------

Securities registered pursuant to Section 12(g) of the Act: 20,593.3 Units
                                                            --------------

              UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.   Yes   X    No
                                          -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                             PART I

Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of December 31, 1999, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

           Registrant is presently in its operating stage. It originally owned four properties or interests therein. Its interest in one property has been lost through foreclosure. It currently owns three properties or interests therein. See Item
2.  Properties, for a description thereof.  For a  discussion  of the operations of the Registrant, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

              As of December 31, 1999, Registrant owned three properties (or interests therein), one each located in Pennsylvania, Maryland, and Georgia. In total, the three properties contain 269 apartment units, 73,366 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 1999, 263 of the apartment units were under lease at monthly rental rates ranging from $677 to $1,815 and approximately 65,696 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $26.83 per sf. Throughout 1999, all of the hotel rooms were available for use. During 1999, the hotel maintained an average nightly room rate of $126.45 and average occupancy of 66%. Rental of the apartments and commercial space is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being February, March and April and the slowest months being August and December. For further discussion of the properties, see Item 2. Properties.

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

             The hotel is located in Savannah, Georgia and is one of several historic buildings which have been converted into hotels and inns. The hotel relies heavily on the tourist trade which is on the upswing in Savannah. The hotel is generally considered to be a market leader, due to its location on River Street, the main shopping and entertainment area on the river, and the fact that it provides a full array of hotel amenities, not just a bed and breakfast atmosphere.

               Registrant   has   no   employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

           d.  Financial Information About Foreign  and  Domestic
Operations and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.

Item 2.   Properties

            As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1999 is given below.

           a. Tindeco Wharf - consists of 240 apartment units and approximately 41,307 sf of commercial space located at 2809 Boston Street in the Fell's Point-Canton Historic District of Baltimore, Maryland. In October 1985, Registrant was admitted with an 85% interest, to Tindeco Wharf Partnership ("TWP"), a Maryland general partnership, for a cash contribution of $7,271,300. Registrant subsequently increased its ownership interest in TWP to 90% by purchasing an additional 5% interest for $262,500. TWP acquired and rehabilitated this Property at an approximate cost of $28,600,000 ($66 per sf), funded by the equity contribution and mortgage financing of $21,869,600. The mortgage financing is comprised of mortgage revenue bonds and a Urban Development Action Grant ("UDAG") loan. Other financing includes a loan from the developer of $2,300,000 and operating deficit loans from both the property manager and D, LTD in the original principal amounts of $300,000 and $200,000 respectively. The operating deficit loans were repaid during 1999. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide various escrow deposits and required reserves.

              The  City  of  Baltimore  issued  mortgage  revenue
refunding bonds, Series 1992, (GNMA collateralized) for the purpose of providing permanent financing for TWP. The bonds are backed by a HUD-insured mortgage ("the note"). The note, held by GNMA as lender, bears interest at a rate of 9.75% per annum and is secured by a first mortgage on the property. Principal and interest is payable in monthly installments of $143,801. The note matures December 2028. The refunding issue bears interest at an average rate of 6.62%. The difference in the interest on the mortgage and the refunding bonds is returned to TWP for operations.

              The principal balance of the bonds was $16,639,455 at December 31, 1999. The bonds are comprised of both serial and term bonds. The serial bonds bear interest at rates ranging from 4.6% to 6.1% and mature semi-annually from June 1999 through
December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 1999) bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 1999) bears interest at 12% and are payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property.

             The property is managed by BCMI. As of December 31, 1999, 229 apartment units (96%) and 40,852 sf of commercial space (98%) were under lease. Monthly rental rates range from $810 to $1,815 for apartments and annual rental rates range from $5.33 to $20.55 per sf for commercial space. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 98% for 1998, 98% for 1997, 95% for 1996, and 97% for 1995. The monthly rental range has been approximately the same since 1995. The occupancy for the commercial space for the previous four years has been 97% for 1998, 100% for 1997, 100% for 1996, and 85% for 1995. The range for annual rents has been $5.33 to $25.34 per sf for 1998, $5.33 to $19.47 per sf for 1997, $5.33 to $19.47 per sf for 1996, $5.33
to $18.54 per sf for 1995. There are four tenants who each occupy ten percent or more of the commercial rentable square footage. They operate principally as a medical office, a restaurant, a fitness club and a travel agency.

              The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.


                                      Total annual
          Number of      Total sf of rental covered    % of gross
            leases        expiring     by expiring   annual rental
 Year      expiring        leases         leases     from property
------    ---------      -----------  ------------   -------------

 2000         2              5,619       63,338            2%
 2001         2              6,139       35,783            1%
 2002         1              1,944       26,730            1%
 2003         1              5,600      115,061            3%
 2004         0                  0            0            0%
 Thereafter   2             21,550      151,385            4%

              For  tax purposes, this property has a federal  tax
basis of $29,933,217 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $420,795 which is based on an assessed value of $17,359,517, taxed at a rate of $6.06 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the property for $8,900,409 ($127 per
sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 1999 was $6,531,626 and are due on December 31, 2015.

             The property is managed by BCMI. As of December 31, 1999, 16,652 sf of the commercial space (74%) was under lease at annual rental rates ranging from $7.89 to $26.83 per sf. The property also maintains 44 operating hotel rooms at an average nightly rate of $126.45; average occupancy for 1999 was approximately 66%. The hotel occupancy rate for the previous four years was 75% for 1998, 74% for 1997, 77% for 1996, and 78%
for 1995. The average room rates were $128.06 for 1998, $106.06 for 1997, $100.92 for 1996, $94.54 for 1995 and $90.18 for 1994.
The occupancy for the commercial space was 74% for 1999, 74% for 1998, 96% for 1997, and 97% for 1996. The range for annual rents was $7.89 to $26.83 per sf for 1999, $7.11 to $26.26 per sf for
1998, $7.11 to $25.82 per sf for 1997, and $5.53 to $25.27 per sf
for 1996. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

              The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                      Total annual
          Number of      Total sf of rental covered    % of gross
            leases        expiring     by expiring   annual rental
 Year      expiring        leases         leases     from property
------    ---------      -----------  ------------   -------------

 2000         2             1,820        24,462            7%
 2001         4             5,334        48,780           13%
 2002         1               400         2,100           <1%
 2003         3             2,640        25,373            7%
 2004         0                 0             0            0%
 Thereafter   4             6,458        50,337           14%

              For tax purposes, this property has a federal tax basis of $10,179,661 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $67,506 which is based on an assessed value of $3,343,870, taxed at a rate of $3.40 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,081,669 at December 31, 1999) bears interest at the Federal Reserve discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 1999) and is due in October 2005.

             The property is managed by BCMI. As of December 31, 1999, 8,296 sf of commercial space (88%) was rented at annual rates ranging from $8.00 per sf to $14.00 per sf. At December 31, 1999, 34 of the residential units (95%) were under lease at monthly rental rates ranging from $677 to $1,125. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 97% for 1998, 86% for 1997, 100% for 1996, and 97% for 1995. The monthly rental range has been approximately the same since 1996. The occupancy for the commercial space for the previous four years was 83% for 1998, 87% for 1997, 86% for 1996, and 97% for 1995.
The range for annual rents has been $7.56 to 12.60 per sf for 1998, $8.00 to $13.00 per sf for 1997, $6.00 to $13.00 per sf for
1996, and $6.00 to $12.00 per sf for 1995.

              The following is a table showing commercial lease expirations at Washington Square for the next five years.

                                     Total annual
          Number of      Total sf of rental covered    % of gross
            leases        expiring     by expiring   annual rental
 Year      expiring        leases         leases     from property
------    ---------      -----------  ------------   -------------
 2000         0                 0            0             0%
 2001         4             8,296       62,902            20%
 2002         0                 0            0             0%
 2003         0                 0            0             0%
 2004         0                 0            0             0%
 Thereafter   0                 0            0             0%

              For tax purposes, this property has a federal tax basis of $2,945,074 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $29,059 which is based on an assessed value of $119,610 taxed at a rate of $24.295 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 96 Units of record were sold or exchanged in 1999.

           b. As of December 31, 1999, there are 2,563 record holders of Units.

           c. Registrant did not declare any cash dividends in 1999 or 1998.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 1999. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    1999         1998         1997         1996        1995
                   ------       ------       ------       ------      ------

 Rental income  $ 5,015,476  $ 4,623,527  $ 4,463,462  $ 4,303,963  $ 4,103,099
 Hotel revenues   1,384,057    1,582,824    1,282,525    1,282,662    1,230,057
 Interest income     23,336       35,575       29,639       18,654       28,988
 Net loss        (4,292,936)  (2,980,282)  (3,457,494)  (2,262,184)  (2,426,416)
 Net loss per
  Unit              (206.38)     (143.27)     (166.22)     (108.75)     (116.65)
 Total assets
  (net of depreci-
  ation and
  amortization)  25,880,800   26,503,288   27,143,753   28,633,916   29,418,648
 Debt
  obligations    33,306,221   32,808,014   32,712,165   33,087,679   33,161,299

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At  December  31,  1999,  Registrant  had  cash  of
$38,110. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 1999, Registrant had restricted cash of $1,508,524 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, all three remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. In the legal proceeding involving the Morrison Clark Inn (see "Results of Operations" below in this
Item 7), a property formerly owned by the Registrant, if Capital Bank executes upon its $1,800,000 judgment with respect to the Registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. However, the Registrant has in the past been able to obtain forbearance on execution for several years upon payment of a $20,000 fee to the judgment creditor and believes it may be able to do so when the current forbearance period ends in July 2000.

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

          (3)  Results of Operations

              During 1999, Registrant incurred a net loss of $4,292,936 ($206.38 per limited partnership unit), compared to a net loss of $2,980,282 ($143.27 per limited partnership unit), in 1998 and a net loss of $3,457,494 ($166.22 per limited partnership unit), in 1997.

             Rental and hotel income increased from $5,745,987 in 1997 to $6,206,351 in 1998 to $6,399,533 in 1999. The increase from 1998 to 1999 is due to an increase in residential rental income at Tindeco Wharf, offset by a decrease at Washington Square. The increase in rental income at Tindeco Wharf is due to an increase in average occupancy (64% to 80%). Washington Square reflected a decrease in rental income due to a decrease in occupancy rates (97% to 95%). The increase from 1997 to 1998 is due to an increase in residential rental income at both Washington Square and Tindeco Wharf due to an increase in the average rental rates combined with an increase in hotel income due to an increase in the average nightly rate ($106.06 to $128.06) at the River Street Inn.

              Interest income increased from $29,639 in 1997 to $35,575 in 1998 and decreased to $23,336 in 1999. The decrease from 1998 to 1999 is the result of a decrease in the interest bearing restricted cash balance at Tindeco Wharf. The increase from 1997 to 1998 resulted from an increase in that balance.

             Rental operations expenses decreased from $1,858,158 in 1997 to $1,850,883 in 1998 and increased to $3,389,492 in
1999. The increase in rental operations expenses from 1998 to 1999 is due to an increase in maintenance expense at Washington Square and Tindeco Wharf. Maintenance expense increased at Washington Square due to an increase in apartment preparation expense caused by a higher turnover of apartment units. The increase in maintenance expense at Tindeco Wharf is due to planned repairs at the property including roof repairs, electrical and plumbing repairs, and painting. The decrease from 1997 to 1998 resulted mainly from a decrease in maintenance expense due to a lower turnover of apartment units in 1998 as compared to 1997 at Washington Square and a decrease in legal fees at Tindeco Wharf due to nonrecurring fees incurred in 1997 in connection with a review of the loan documents pertaining to the financing of the property.

              Hotel operations expense increased from $1,385,410 in 1997 to $1,423,018 in 1998 and decreased to $1,215,631 in
1999.   The  decrease from 1998 to 1999 is due to a  decrease  in
food and maintenance expense as a result of a decrease in occupancy throughout the year. The increase from 1997 to 1998 is due to an increase in legal fees partially offset by a decrease in administrative expenses. Legal fees increased due to fees paid in connection with a settlement agreement with the previous loan guarantor in 1998. Administrative expenses increased due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses.

              Partnership  administrative fees  incurred  in  the
amount   of  $1,333,786  during  1999  are  the  result  of   the
termination of the management agreement with Signature Management
Services at Tindeco Wharf.

              Interest expense increased from $3,975,462 in 1997 to $4,007,500 in 1998 to $4,122,243 in 1999. The increase from
1998 to 1999 is due to an increase in interest expense at the River Street Inn and Tindeco Wharf. The increase in interest expense at the River Street Inn is due to an increase in the principal balance due to advances made by the first mortgage holder to fund building renovations. Interest expense increased at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage. The balance increased due to the capitalization of interest accrued but not paid on certain loans, as described below.

               Depreciation and amortization increased from $1,714,090 in 1997 to $1,742,807 in 1998 and increased to
$1,790,439 in 1999.  The increase from 1998 to 1999 and from 1997 to 1998 is due to an increase at the River Street Inn and Tindeco Wharf due to the depreciation of fixed asset additions.

              In  1999, losses of $3,768,069 were incurred at the
Registrant's three properties compared to $2,456,000 in 1998  and
$2,711,000     in    1997.     A    discussion    of     property
operations/activities follows:

               In  1999,  Tindeco  Wharf  sustained  a  loss   of
$2,824,155 including $1,233,000 of depreciation and amortization expense and $904,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) compared to a loss of $1,559,000 including $1,201,000 of depreciation and amortization expense and $1,094,000 of deferred interest in 1998 and a loss of $1,642,000, including $1,175,000 of depreciation and amortization expense and $708,000 of deferred interest in 1997. The increase in the loss from 1998 to 1999 is the result of the partnership administrative fee, referred to above, and an increase in maintenance, interest and depreciation expense combined with a decrease in interest income, partially offset by an increase in rental income. The increase in maintenance expense is due to planned repairs at the property including roof, electrical and plumbing repairs and painting. Interest expense increased due to the accrual of interest on a higher average balance on the second mortgage. Depreciation expense increased due to the depreciation of fixed asset additions. Partnership administrative fees incurred in the amount of $1,333,786 during 1999 are the result of the termination of the management agreement with Signature Management Services. The decrease in interest income is due to the decrease in the interest bearing restricted cash balance. Rental income increased due to an increase in average rental rates and occupancy (75% to 90%). The decrease in the loss from 1997 to 1998 is the result of an increase in residential rental income and interest income combined with a decrease in legal fees partially offset by an increase in interest and depreciation expense. Residential rental income increased due to an increase in the average rental rates and interest income increased due to an increase in the balance of the interest bearing restricted cash. Legal fees decreased due to nonrecurring fees incurred in 1997 in connection with a review of the loan documents pertaining to the financing of the property. Interest expense increased due to an increase in the principal balance upon which interest is calculated. Depreciation expense increased due to the depreciation of fixed asset additions.

              In  1999, the River Street Inn sustained a loss  of
$936,000 including $382,000 of depreciation and amortization expense compared to a loss of $907,000 including $371,000 of depreciation and amortization expense in 1998 and a loss of $1,038,000, including $372,000 of depreciation expense in 1997. The increase in the loss from 1998 to 1999 is due to a decrease in hotel income combined with an increase in interest and depreciation expense, offset by a decrease in food and maintenance expense. The decrease in hotel income is due to a decrease in occupancy (80% to 64%). Interest expense increased due to an increase in principal balance upon which interest is accrued due to advances made by the first mortgage holder to fund building repairs. Depreciation expense increased due to the depreciation of fixed asset additions. The decrease in food and maintenance expense is a result of a decrease in occupancy throughout the year. The decrease in the loss from 1997 to 1998 is due to an increase in hotel income combined with a decrease in administrative expenses partially offset by an increase in legal fees. Hotel income increased due to an increase in the average nightly rate ($106.06 to $128.06). Administrative expense increased due to a misclassification of payments on a note payable where the payments should have been classified as administrative expenses. Legal fees increased due to fees paid in connection with obtaining a settlement agreement with the previous loan guarantor in 1998.

             FWP is involved in one legal proceeding as discussed below:

               J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1994 and 1995. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum rate of prime plus 2% (therefore, 7.5% at December 31, 1999) and is due on October 1, 2011. Interest is due quarterly.

              On  June 30, 1992, DHP, Inc. assigned to D,  LTD  a
note receivable, from FWP to the Registrant, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. The judgment provided that all future distributions, in any form, due to the Registrant on account of its ownership interest in FWP be immediately delivered to D, LTD. Interest accrued during 1999 was $24,665. The balance of the note at December 31, 1999 was $178,100.

             In 1999, Washington Square incurred a loss of $8,000
including $122,000 of depreciation expense compared to income of $10,000 including $117,000 of depreciation expense in 1998 and a loss of $31,000 including $113,000 of depreciation expense in 1997. The loss in 1999 is due to a decrease in rental income combined with an increase in maintenance expense. The decrease in rental income is due to a decrease in rental occupancy rates (97% to 95%). The increase in maintenance expense is due to an increase in apartment preparation expense caused by a higher turnover of apartment units. The decrease in the loss from 1997 to 1998 resulted mainly from an increase in rental income due to an increase in the average rental rates combined with a decrease in maintenance expense. Maintenance expense decreased due to a lower turnover of apartment units in 1998 as compared to 1997.

              On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1999 and 1998 was $155,167 and $147,747, respectively. Payments on the judgment are to be made from available cash flow from Washington Square and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1999 is $1,048,973.

             The seller of Washington Square agreed to lend funds to the Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments out of cash flow. Interest accrued during both 1999 and 1998 was $11,641. The balance of the note at December 31, 1999 was $236,700.

               In February 1993, one of the Registrant's properties, the Morrison-Clark Inn, was foreclosed by the lender. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. In return for payment of $20,000, Capital Bank has agreed to forbear from executing on the judgment until July 6, 2000. Although there have been no discussions, the
Registrant anticipates that it will be able to extend the forbearance agreement for several more years for similar consideration.

Item7A.    Quantitative and Qualitative Disclosures about  Market
Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors II (a Pennsylvania limited partnership) and subsidiaries as of December 31, 1999 and 1998 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $18,324,708 and $19,072,099 as of December 31, 1999 and 1998, respectively, and total revenues of $4,306,834 and $3,954,174, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 1999 and 1998, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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

As discussed in Note C of the financial statements, Diversified Historic Investors II is liable for payment of a $1,800,000 guarantee resulting from the foreclosure on a property in 1993. In the past the partnership has been able to continue the forebearance when the period ends in July, 2000. If the lender executes judgment it is expected to have significant adverse impact on the partnership and could result in a forced sale of the remaining properties.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
April 5, 2000

                  Independent Auditor's Report


To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying balance sheet of Tindeco Wharf Partnership as of December 31, 1999, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 1999, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Grant Thorton
Philadelphia, Pennsylvania
April 3, 2000

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                            Page

   Consolidated Balance Sheets at December 31, 1999  and       17
1998
   Consolidated Statements of Operations for  the  Years
Ended December 31, 1999, 1998, and 1997                        18

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 1999, 1998, and 1997  19

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 1999, 1998, and 1997                        20

   Notes to consolidated financial statements                 21-27

Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated
Depreciation                                                   29

   Notes to Schedule XI                                        30




All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and 1998

                             Assets

                                              1999           1998
                                             ------         ------
Rental properties at cost:
  Land                                   $   934,582    $   934,582
  Buildings and improvements              41,139,001     40,542,742
  Furniture and fixtures                   3,324,505      3,026,576
                                         -----------    -----------
                                          45,398,088     44,503,900
  Less - accumulated depreciation        (22,962,044)   (21,218,232)
                                         -----------    -----------
                                          22,436,044     23,285,668

Cash and cash equivalents                     38,110        219,254
Restricted cash                            1,508,524      1,095,373
Accounts receivable                          133,272         71,582
Other assets (net of accumulated
 amortization of $398,407 and $351,780)    1,764,850      1,831,411
                                         -----------    -----------
          Total                          $25,880,800    $26,503,288
                                         ===========    ===========

                 Liabilities and Partners' Equity

Liabilities:
  Debt obligations                       $33,306,221    $32,808,014
  Accounts payable:
     Trade                                 3,241,235      2,827,452
     Related parties                       2,963,434      1,521,734
  Interest payable                        12,453,362     11,343,408
  Tenant security deposits                   249,938        249,134
  Other liabilities                        1,499,221      1,293,221
                                         -----------    -----------
          Total liabilities               53,713,411     50,042,963
                                         -----------    -----------
Partners' deficit                        (27,832,611)   (23,539,675)
                                         -----------    -----------
          Total                          $25,880,800    $26,503,288
                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 1999, 1998 and 1997


                                        1999        1998        1997
                                       ------      ------      ------
Revenues:
  Rental income                    $ 5,015,476  $4,623,527  $4,463,462
  Hotel income                       1,384,057   1,582,824   1,282,525
  Interest income                       23,336      35,575      29,639
                                   -----------  ----------  ----------
          Total revenues             6,422,869   6,241,926   5,775,626
                                   -----------  ----------  ----------
Costs and expenses:
  Rental operations                  2,055,706   1,850,883   1,858,158
  Hotel operations                   1,215,631   1,423,018   1,385,410
  General and administrative           198,000     198,000     300,000
  Partnership administrative fee     1,333,786           0           0
  Interest                           4,122,243   4,007,500   3,975,462
  Depreciation and amortization      1,790,439   1,742,807   1,714,090
                                   -----------  ----------  ----------
          Total costs and expenses  10,715,805   9,222,208   9,233,120
                                   -----------  ----------  ----------

Net loss                          ($ 4,292,936)($2,980,282)($3,457,494)
                                   ===========  ==========  ==========

Net loss per limited
 partnership unit                 ($    206.38)($  143.27) ($   166.22)
                                   ===========  =========   ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 1999, 1998 and 1997


                                      Dover
                                     Historic     Limited
                                     Advisors     Partners
                                       (1)          (2)         Total
                                     --------     --------    ---------
Percentage participation in
 profit or loss                        1%           99%          100%
                                       ==           ===          ====

Balance at December 31, 1996       ($342,439) ($16,759,460) ($17,101,899)
Net loss                             (34,575)   (3,422,919)   (3,457,494)
                                    --------   -----------   -----------
Balance at December 31, 1997        (377,014)  (20,182,379)  (20,559,393)
Net Loss                             (29,803)   (2,950,479)   (2,980,282)
                                    --------   ------------  -----------
Balance at December 31, 1998        (406,817)  (23,132,858)  (23,539,675)
Net Loss                             (42,929)   (4,250,007)   (4,292,936)
                                    --------   -----------   -----------
Balance at December 31, 1999       ($449,746) ($27,382,865) ($27,832,611)
                                    ========   ===========   ===========

 (1) General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 1999, 1998, and 1997.


The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 1999, 1998 and 1997

                                        1999         1998         1997
                                       ------       ------       ------
Cash flows from operating
 activities:
  Net loss                         ($4,292,936) ($2,980,282) ($3,457,494)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
Depreciation and amortization        1,790,439    1,742,807    1,714,090
Changes in assets and liabilities,
 net of disposals due to foreclosure:
  (Increase) decrease in restricted
   cash                               (413,151)     198,498        6,896
  (Increase) decrease in accounts
   receivable                          (61,690)     (22,671)      (1,414)
  Decrease (increase) in other assets   19,934      (94,299)     (22,207)
  Increase in accounts payable -
   trade                               413,783      261,649      357,244
  Increase (decrease) in accounts
   payable - related parties         1,441,700       25,331     (265,640)
  Increase in interest payable       1,109,954    1,767,006    1,263,277
  Increase in tenant security
   deposit                                 804        6,447        6,010
  Increase in other liabilities        206,000      183,535      981,954
                                    ----------   ----------   ----------
    Net cash provided by operating
     activities                        214,837    1,088,021      582,716
                                    ----------   ----------   ----------
Cash flows from investing activities:
  Capital expenditures                (894,188)  (1,035,729)    (215,746)
                                    ----------   ----------   ----------
    Net cash used in investing
     activities                       (894,188)  (1,035,729)    (215,746)
                                    ----------   ----------   ----------
Cash flows from financing activities:
  Borrowings under debt obligations  1,387,108      182,998            0
  Payments of principal under debt
   obligations                        (888,901)     (87,059)    (375,514)
                                    ----------   ----------   ----------
    Net cash provided by (used in)
     financing activities              498,207       95,939     (375,514)
                                    ----------   ----------   ----------
Increase (decrease) in cash and
 cash equivalents                     (181,144)     148,231       (8,544)
Cash and cash equivalents at
 beginning of year                     219,254       71,023       79,567
                                    ----------   ----------   ----------
Cash and cash equivalents at
 end of year                        $   38,110   $  219,254   $   71,023
                                    ==========   ==========   ==========

Supplemental Disclosure of
 Cash Flow Information:
  Cash paid during the year
   for interest                     $3,012,289   $2,240,494   $2,712,185


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

Tindeco Wharf Partnership ("TWP") incurred $791,054 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $165,544 and $143,351 at December 31, 1999 and 1998,
respectively.

4.   Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.   Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 1999, 1998 and 1997).

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

9.   Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have sufficient resources, and anticipates it will be unable to obtain replacement financing or debt modification  sufficient  to allow it to  continue  to  hold  the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficits and has been unable, or anticipates it will be unable, to obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December of each year.

10.  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                    December 31,
                                                1999          1998
                                               ------        ------
Mortgage  loan,  interest  only  at  14%;   $ 6,531,626   $ 5,920,572
principal   due   December   31,    2015,
collateralized  by  the  related   rental
property

Mortgage  loan,  interest  at  12%,   due     1,800,000     1,800,000
January 1, 1992, collateralized by the related rental property (A)

Mortgage  loans, interest at the  Federal     1,081,669     1,080,615
Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 1999 and 1998), principal and interest payable monthly based on a 20-year amortization schedule; principal due October 1, 2005; collateralized by the related rental property

Mortgage revenue bonds comprised  of  the    16,639,455    16,737,463
following:   $1,440,000 of Serial  Bonds,
interest rates ranging from 4.6% to 6.1%,
maturing  semi-annually  from  June   20,
2000, to December 20, 2006; $1,650,000 of
Term  Bonds,  interest at 6.5%,  maturing
December  20,  2012; $8,260,000  of  Term
Bonds,   interest   at   6.6%,   maturing
December  20,  2024; $5,605,000  of  Term
Bonds,   interest   at   6.7%,   maturing
December 20, 2028; collateralized by the related rental property

Notes  payable  to a property  management             0        15,893
company,  bearing  interest  at  12%  per
annum;  principal  and  interest  to   be
repaid  from  the earliest positive  cash
flow    from   operations   or    capital
transactions,  or  within  90   days   of
termination of the management  agreement;
unpaid principal and interest due upon the earlier of sale or refinance of the property or December 1, 2007

Second   mortgage  loan,  principal   and     4,953,471     4,953,471
interest  at  7.5%,  payable  in  monthly
installments  of  $36,606  to  July  2005
based upon available cash flow, at which time the balance is due; collateralized by the related rental property (B)

Note  payable  to  a developer,  interest
accrues  at 12%, of which 6% interest  is
payable  annually; deferred  interest  is
payable   out  of  cash  flow   after   a
preference return to the Partnership with
interest  accruing on the unpaid  amount;
principal and unpaid interest due at  the
earlier  of  sale or refinancing  of  the
property or 2005; unsecured                   2,300,000     2,300,000
                                            -----------   -----------
                                            $33,306,221   $32,808,014
                                            ===========   ===========

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

(B) Interest and principal after August 1, 1990 due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No interest was paid during 1999, 1998 or 1997.

Approximate maturities of mortgage loan obligations, at  December
31, 1999, for each of the succeeding five years are as follows:

Year Ending December 31,
                   2000                  $   408,003
                   2001                      119,017
                   2002                      131,154
                   2003                      144,528
                   2004                      159,267
                   Thereafter             32,344,252
                                         -----------
                                         $33,306,221
                                         ===========

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

In   October   1985,  the  Partnership  purchased  a  three-story
building,  consisting  of  29 residential  apartments  and  9,500 square feet of commercial space, for a cash consideration of $1,320,883.

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2%
(therefore, 7% at December 31, 1999) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997.

NOTE G - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership, that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. The judgment provides that all future distributions, in any form, due to the Partnership on account of its ownership interest in FWP, be immediately delivered to D, LTD. Interest accrued during 1999 and 1998 was $24,665 and $21,249, respectively. The balance of the note at December 31, 1999 was $178,100.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 1999 and 1998 was $155,167 and $147,747, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1999 was $1,048,973.

The  seller  of  Washington Square agreed to lend  funds  to  the
Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments out of cash flow. Interest accrued during both 1999 and 1998 was $11,641. The balance of the note at December 31, 1999 was $236,700.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follows:

                                    For the Years Ended December 31,
                                     1999         1998          1997
                                    ------       ------        ------
Net loss - book                 ($ 4,292,936) ($ 2,980,282) ($ 3,457,494)
  Depreciation                       (79,205)      147,722       (86,047)
  Interest                           818,633     1,103,722     1,277,877
  Guarantor fees                     121,800       121,800       121,800
  Investor service fee                20,000        20,000      (200,000)
  Partnership administrative fee   1,333,786             0       342,000
  Other                                    0             0        (1,191)
Minority interest - tax only         124,189       179,674       147,592
                                 -----------   -----------   -----------
Net loss - tax                  ($ 1,953,733) ($ 1,407,364) ($ 1,855,463)
                                 ===========   ===========   ===========

Partners' equity - book         ($27,832,611) ($23,539,675) ($20,559,393)
Costs of issuance                  2,471,196     2,471,196     2,471,196
Cumulative tax over (under)
 book loss                         8,914,091     6,947,522     6,376,859
Facade easement donation (tax only)  203,778       203,778       203,778
Prior period adjustment               48,071        48,071        48,071
Capital adjustments (tax only)      (324,580)     (324,580)     (324,580)
                                 -----------   -----------   -----------
Partners' equity - tax          ($16,520,055) ($14,193,688) ($11,784,069)
                                 ===========   ===========   ===========



NOTE I - TERMINATION OF MANAGEMENT AGREEMENT

During the year TWP terminated its management agreement with Signature Management Services. The termination agreement requires a buyout totalling $1,350,000 of which $1,333,786 is included under the caption "Partnership Administration Fee" in the Consolidated Statements of Operations and $16,214 of which was utilized to repay outstanding advances.

                    SUPPLEMENTAL INFORMATION

                     DIVERSIFIED HISTORIC INVESTORS II
                          (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1999


                                                             Cost
                                                          Capitalized
                                   Initial Cost          Subsequent to
                                to Partnership (b)        Acquisition

                                          Buildings
                                             and
Description (a)    Encumbrances   Land   Improvements    Improvements

44 room hotel
with 21,500 square
feet of commer-
cial space in
Savannah, GA     $ 5,920,572   $200,000  $ 9,178,160    $   854,407

29 apartment
units and 9,500
square feet of
commercial space in
West Chester, PA   1,080,614     87,500    2,833,383         93,424


262 apartment units
and 39,000 square
feet of commercial
space in
Baltimore, MD     24,006,827    647,082    2,000,000     28,609,944
                 -----------   --------  -----------    -----------
                 $31,008,013   $934,582  $14,011,543    $29,557,775
                 ===========   ========  ===========    ===========


                 Gross Amount at which Carried at
                      December 31, 1999

                          Buildings                                        Date
                            and        Total     Accumulated   Date of      Ac-
Description(a)   Land    Improvements  (c) (d)    Depr.(d)(e)  Constr.(a) quired

44 room hotel
with 21,500 square
feet of commercial
space in                                                          1985-
Savannah, GA     $200,000  $10,236,661  $10,436,661  $ 5,416,269  1986   8/9/95

29 apartment
units and 9,500
square feet of
commercial space
space in
West Chester, PA   87,500    2,945,073    3,032,573    1,654,760  1985  10/1/85

262 apartment
units and 39,000
square feet of
commercial space                                                  1985-
in Baltimore, MD  647,082   31,281,772   31,928,854   15,891,015  1988  10/15/85
                 --------  -----------  -----------  -----------
                 $934,582  $44,463,506  $45,398,088  $22,962,044
                 ========  ===========  ===========  ===========

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 1999

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1999, for Federal income tax purposes is $42,073,583. However, the depreciable basis of buildings and improvements is reduced for federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:
                                        1999          1998         1997
                                       ------        ------       ------
Balance at beginning of year        $44,503,900   $43,468,171   $43,252,425
Additions during the year:
  Improvements                          894,188     1,035,729       215,746
                                    -----------   -----------   -----------
Balance at end of year              $45,398,088   $44,503,900   $43,468,171
                                    ===========   ============  ===========

Reconciliation of accumulated depreciation:
                                       1999          1998          1997
                                      ------        ------        ------
Balance at beginning of year        $21,218,232   $19,522,725   $17,857,486
Depreciation expense for the year     1,743,812     1,695,507     1,665,239
                                    -----------   -----------   -----------
Balance at end of year              $22,962,044   $21,218,232   $19,522,725
                                    ===========   ===========   ===========

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

          b. Identification of Executive Officers

              The  General  Partner of the  Registrant  is  Dover
Historic  Advisors  (DoHA), a Pennsylvania  general  partnership.
The partners of DoHA are as follows:

Name          Age        Position      Term in Office   Period Served

SWDHA, Inc.   --     Partner in DoHA    No fixed term   Since May 1997

EPK, Inc.     --     Partner in DoHA    No fixed term   Since May 1997

          c.   Identification of Certain Significant Employees.
Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

          d.   Family Relationships. None

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

          EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is a partner of DoHA.

          The officers and directors of EPK, Inc. are described below.

          Spencer  Wertheimer was appointed on May  13,  1997  as
President,  Treasurer  and  Sole  Director  of  EPK,  Inc.    Mr.
Wertheimer is an attorney with extensive experience in real estate activities ventures.

          Donna M. Zanghi (age 41) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 33) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc.
since January 27, 1993.

Item 11.  Executive Compensation

          a. Cash Compensation - During 1999, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1999, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1999 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

          b. Security Ownership of Management - None.

          c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1997 through 1999.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1. Financial Statements:

                             a.    Consolidated Balance Sheets  at
                 December 31, 1999 and 1998.

                             b.     Consolidated  Statements   of
                 Operations  for  the  Years Ended  December  31,
                 1999, 1998 and 1997.

                             c.     Consolidated  Statements   of
                 Changes in Partners' Equity for the Years  Ended
                 December 31, 1999, 1998 and 1997.

                             d.    Consolidated Statements of Cash
                 Flows  for  the Years Ended December  31,  1999,
                 1998 and 1997.

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

                   21               Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                 (b) Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended December 31, 1999.

                 (c) Exhibits:

                     See  Item 14(A)(3) above.

                           SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS II

Date:  October 27, 2000       By: Dover Historic Advisors,
       ---------------            General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                         -----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer

                                      By: /s/ Michele F. Rudoi
                                         ---------------------
                                         MICHELE F. RUDOI
                                         Assistant Secretary

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS       General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                     October 27, 2000
       -----------------------                     ----------------
       SPENCER WERTHEIMER
       President and Treasurer

    By: /s/ Michele F. Rudoi                       October 27, 2000
       ---------------------                       ----------------
       MICHELE F. RUDOI
       Assistant Secretary