Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2001-10-23
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number               0-14645
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS II
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2361261
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of  March  31,  2000, Registrant  had  cash  of
$33,004. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2000, Registrant had restricted cash
of $1,998,579 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Washington Square was foreclosed upon by the mortgagor on March 22, 2001 by recordation of a deed in lieu of foreclosure. In the legal proceeding involving Morrison Clark, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part
II. Item 1.  Legal Proceedings.

             It is the Registrant's intention to continue to hold the remaining properties until they can no longer meet the debt service requirements (or, as described above, Capital Bank executes its judgment against the Registrant), and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).
          (2)  Capital Resources

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

          (3)  Results of Operations

               During the first quarter of 2000, Registrant incurred a net loss of $752,897 ($36.19 per limited partnership unit) compared to a net loss of $829,685 ($39.89 per limited partnership unit) for the same period in 1999.

              Rental income increased $70,738 from $1,190,663 in the first quarter of 1999 to $1,261,401 in the same period in 2000. The increase resulted from an increase in average rental rates at Washington Square combined with an increase in average occupancy (96% to 98%) at Tindeco Wharf.

              Hotel income decreased $80,073 from $383,359 in the
first  quarter  of 1999 to $303,286 in the same period  in  2000.
The  decrease resulted from a decrease in average occupancy  (76%
to 56%) at The River Street Inn/Factors Walk.

              Interest income decreased $1,280 from $4,277 in the first quarter of 1999 to $2,997 in the same period in 2000. The decrease is the result of a decrease in the cash balances held in interest bearing accounts at Tindeco Wharf in the first quarter of 2000 as compared to the same period in 1999.

              Rental operations expense decreased by $4,587 from $534,606 in the first quarter of 1999 to $530,019 in the same period in 2000. The decrease in rental operations expense is due to a decrease in maintenance expense at Tindeco Wharf, partially offset by an increase in maintenance expense at Washington Square. Maintenance expense decreased at Tindeco Wharf due to a decrease in general building repairs as compared to 1999. The increase in maintenance expense at Washington Square is due to repairs and painting made to the apartment units.

              Hotel operations expense decreased $100,234 from $361,328 in the first quarter of 1999 to $261,094 in the same period of 2000. The decrease in hotel operations expense is due to the decrease in average occupancy and maintenance expense for the first quarter of 2000 as compared to 1999. The decrease in maintenance expense at The River Street Inn/Factor's Walk is due to a decrease in general building repairs.

 .             Interest  expense increased $17,940 from $1,020,758
in the first quarter of 1999 to $1,038,698 in the same period in 2000. Interest expense increased due to an increase in the principal balance upon which interest is calculated at The River Street Inn/Factor's Walk partially offset by a decrease in the principal balance of the first mortgage at Tindeco Wharf.

               Losses   incurred  during  the  quarter   at   the
Registrant's   three   properties  were  approximately   $614,000
compared to a loss of approximately $698,000 for the same period in 1999.

              In the first quarter of 2000, Registrant incurred a loss of $347,000 at Tindeco Wharf including $295,000 of depreciation and amortization expense, compared to a loss of
$432,000 in the first quarter of 1999, including $306,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 1999 to the first quarter of 2000 is the result of an increase in rental income combined with a decrease in interest and maintenance expense partially offset by a decrease in interest income. The increase in rental income is due to an increase in average occupancy (96% to 98%). Interest expense decreased due to the decrease in the principal balance of the first mortgage. Maintenance expense decreased due to a decrease in general building repairs as compared to 1999. The decrease in interest income is due to a decrease in the cash balance held in interest bearing accounts in the first quarter of 2000 as compared to the same period in 1999.

              In the first quarter of 2000, Registrant incurred a loss of $259,000 at The River Street Inn/Factor's Walk including $96,000 of depreciation expense, compared to a loss of $255,000 including $92,000 of depreciation expense in the first quarter of 1999. The increase in the loss from the first quarter of 1999 to the same period in 2000 is the result of a decrease in hotel revenue combined with an increase in interest expense partially offset by a decrease in hotel operations and maintenance expense. Hotel revenue and operations expense decreased due to a decrease in average occupancy (76% to 56%). Interest expense increased as a result of an increase in principal balance upon which interest is calculated. Maintenance expense decreased due to a decrease in general building repairs.

              In the first quarter of 2000, Registrant incurred a loss of $8,000 at Washington Square, including $30,000 of depreciation expense, compared to a loss of $12,000 including $30,000 of depreciation expense in the first quarter of 1999. The decrease in the loss from the first quarter of 1999 the same period in 2000 is due to an increase in rental income, partially offset by an increase in maintenance expense. Rental income increased due to an increase in average rental rates while average occupancy remained at 92%. Maintenance expense increased due to repairs and painting made to the apartment units. Washington Square was foreclosed upon by the mortgagor on March 22, 2001 by recordation of a deed in lieu of foreclosure.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS


                             Assets

                                  March 31, 2000   December 31, 1999
                                    (Unaudited)
Rental properties, at cost:
 Land                              $   934,582        $   934,582
 Buildings and improvements         41,139,001         41,139,001
 Furniture and fixtures              3,324,505          3,324,505
                                   -----------        -----------
                                    45,398,088         45,398,088
 Less - accumulated depreciation   (23,397,593)       (22,962,044)
                                   -----------        -----------
                                    22,000,495         22,436,044
Cash and cash equivalents               33,004             38,110
Restricted cash                      1,998,579          1,508,524
Accounts and notes receivable          150,287            133,272
Other assets (net of amortization
 of $404,128 and $398,407)           1,785,200          1,764,850
                                   -----------        -----------
 Total                             $25,967,565        $25,880,800
                                   ===========        ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                  $33,280,946        $33,306,221
 Accounts payable:
  Trade                              3,430,507          3,241,235
  Related parties                    3,141,278          2,963,434
 Interest payable                   12,915,793         12,453,362
 Accrued liabilities                 1,523,199          1,499,221
 Tenant security deposits              261,350            249,938
                                   -----------        -----------
     Total liabilities              54,553,073         53,713,411
Partners' deficit                  (28,585,508)       (27,832,611)
                                   -----------        -----------
     Total                         $25,967,565        $25,880,800
                                   ===========        ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three months ended
                                               March 31,
                                          2000          1999
Revenues:                                 ----          ----
 Rental income                        $1,261,401   $1,190,663
 Hotel income                            303,286      383,359
 Interest income                           2,997        4,277
                                      ----------   ----------
     Total revenues                    1,567,684    1,578,299
                                      ----------   ----------
Costs and expenses:
 Rental operations                       530,019      534,606
 Hotel operations                        261,094      361,328
 General and administrative               49,500       49,500
 Interest                              1,038,698    1,020,758
 Depreciation and amortization           441,270      441,792
                                      ----------   ----------
     Total costs and expenses          2,320,581    2,407,984
                                      ----------   ----------
Net loss                             ($  752,897) ($  829,685)
                                      ==========   ==========
Net loss per limited
 partnership unit                    ($    36.19) ($    39.89)
                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three months ended
                                                    March 31,
                                               2000          1999
Cash flows from operating activities:          ----          ----
Net loss                                   ($752,897)    ($605,746)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation and amortization                441,270       422,319
Changes in assets and liabilities:
 Increase in restricted cash                (490,055)     (288,392)
 (Increase) decrease in accounts receivable  (17,015)       12,273
 (Increase) decrease in other assets         (26,071)      157,091
  Increase in accounts payable - trade       189,272        81,098
  Increase in accounts payable -             177,844       983,100
   related parties
  Increase in interest payable               462,431       417,943
  Increase (decrease) in accrued
   liabilities                                23,978      (947,767)
  Increase in tenant security deposits        11,412         3,938
                                            --------      --------
 Net cash provided by operating activities    20,169       235,857
                                            --------      --------
Cash flows from investing activities:
 Capital expenditures                              0       (71,801)
                                            --------      --------
Net cash used in investing activities              0       (71,801)
                                            --------      --------
 Cash flows from financing activities:
  Borrowings under debt obligations           93,250        38,030
  Principal payments                        (118,525)     (112,427)
                                            --------      --------
 Net cash used in financing activities       (25,275)      (74,397)
                                            --------      --------
(Decrease) increase in cash and cash
 equivalents                                  (5,106)       89,659
Cash and cash equivalents at beginning
 of period                                    38,110        71,023
                                            --------      --------
Cash and cash equivalents at end of period  $ 33,004      $160,682
                                            ========      ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in Form 10-K of the Registrant for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENT

Washington Square was foreclosed upon by the mortgagor  on  March
22, 2001 by recordation of a deed in lieu of foreclosure.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           In May 1992, a partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to forestall foreclosure by a lender on the property owned by it. In addition, the lender filed a claim against the Registrant on its guaranty of payment of the partnership's debt. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. The judgement has not been executed by the lender.

Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit Number     Document
             --------------     --------
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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2001     DIVERSIFIED HISTORIC INVESTORS II
      ----------------
                           By: Dover Historic Advisors,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/Spencer Wertheimer
                                       ---------------------
                                      SPENCER WERTHEIMER,
                                      President and Treasurer