Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2001-10-23
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of June 30, 2000, Registrant had cash of $59,017. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2000, Registrant had restricted cash of $2,421,296 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Washington Square was foreclosed upon by the mortgagor on March 22, 2001 by recordation of a deed in lieu of foreclosure. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II. Item 1. Legal Proceedings.

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

          (3)  Results of Operations

              During the second quarter of 2000, Registrant incurred a net loss of $370,144 ($17.79 per limited partnership unit) compared to a net loss of $643,008 ($30.91 per limited partnership unit) for the same period in 1999. For the first six months of 2000, the Registrant incurred a net loss of $1,123,042 ($53.99 per limited partnership unit) compared to a net loss of $1,472,693 ($70.80 per limited partnership unit) for the same period in 1999.

              Rental income increased $194,745 from $1,224,300 in the second quarter of 1999 to $1,419,045 in the same period in 2000 and increased $265,483 from $2,414,963 for the first six months of 1999 to $2,680,446 in the same period on 2000. The increase in rental income for both the second quarter and the first six months of 2000 as compared to the same periods in 1999 is the result of an increase in rental income at Tindeco Wharf, The River Street Inn/Factor's Walk, and Washington Square. The increase at Tindeco Wharf and Washington Square is due to an increase in the average residential rental rates. The increase at The River Street Inn/Factor's Walk is due to an increase in average commercial rental rates.

              Hotel income decreased $33,125 from $410,000 in the second quarter of 1999 to $376,875 in the same period in 2000 and decreased $113,198 from $793,359 for the first six months of 1999 to $680,161 for the same period in 2000. The decrease in hotel income for both the second quarter and the first six months of
2000 as compared to the same periods in 1999 is the result of decreases in average room rates and average occupancy at The River Street Inn/Factor's Walk. Average room rates decreased from $135 to $131 for the second quarter and from $128 to $125 for the first six months. Average occupancy rates decreased from 74% to 70% for the second quarter and from 75% to 63% for the first six months.

             Rental operations expense increased by $115,466 from
$508,156 in the second quarter of 1999 to $623,622 in the same period in 2000 and increased $110,880 from $1,042,762 for the first six months of 1999 to $1,153,642 for the same period in 2000. The increase in rental operations for the second quarter and the first six months of 2000 is due an increase in maintenance expense at Tindeco Wharf. Maintenance expense increased at Tindeco Wharf due to planned maintenance at the property including roof repairs, electrical and plumbing repairs, and painting.

              Hotel operations expense increased $27,538 from $255,695 in the second quarter of 1999 to $283,233 in the same period in 2000. The increase in hotel operations is due to an increase in maintenance expense as a result of general building repairs such as elevator repairs, painting, and heating/air conditioning repairs at the River Street Inn/Factor's Walk.

              Hotel operations expense decreased $72,696 from $617,023 for the first six months of 1999 to $544,327 for the same period in 2000. The decrease in hotel operations expense at The River Street Inn/Factor's Walk was due to an overall decrease in hotel occupancy from the first six months of 1999 to 2000 (75% to 63%).

              Interest expense decreased $256,639 from $1,027,712 in the second quarter of 1999 to $771,073 in the same period in 2000, and decreased $238,699 from $2,048,470 for the first six months of 1999 to $1,809,771 for the same period in 2000. The decrease from the second quarter and first six months of 1999 compared to the same periods in 2000 is due to a decrease in the principal balance upon which interest is calculated at Tindeco Wharf, partially offset by an increase in interest expense at The River Street Inn/Factor's Walk and Washington Square due to an increase in the principal balance upon which interest is accrued.

               Losses   incurred  during  the  quarter   at   the
Registrant's three properties were approximately $229,000, compared to a loss of approximately $518,000 for the same period in 1999. For the first six months of 2000, the Registrant's three properties recognized a loss of approximately $845,000 compared to approximately $1,216,000 for the same period in 1999.

             In the second quarter of 2000, Registrant incurred a loss of $64,000 at Tindeco Wharf including $298,000 of depreciation and amortization expense, compared to a loss of
$390,000 in the second quarter of 1999, including $306,000 of depreciation and amortization expense and, for the first six months of 2000, incurred a loss of $411,000 including $596,000 of depreciation and amortization expense, compared to a loss of $822,000 for the same period in 1999, including $613,000 of depreciation and amortization expense. The decreased loss from the second quarter and the first six months of 1999 to the same periods in 2000 is the result of an increase in rental income combined with a decrease in interest and depreciation expense, partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in average residential rental rates. Interest expense decreased due to the decrease in the principal balance upon which interest is accrued. Depreciation and amortization expense decreased as a result of fully amortized leasing commissions. The increase in maintenance expense is due to planned maintenance at the property such as roof repairs, electrical and plumbing repairs, and painting.

             In the second quarter of 2000, Registrant incurred a loss of $146,000 at The River Street Inn/Factor's Walk including $99,000 of depreciation expense, compared to a loss of $123,000 including $93,000 of depreciation expense in the second quarter of 1999. The increase in the loss from the second quarter of 1999 to the same period in 2000 is the result of an increase in interest expense combined with a decrease in hotel income, partially offset by an increase in rental income. The increase in interest expense is due to an increase in the principal balance upon which interest is accrued. Hotel income decreased due to a decrease in average occupancy (74% to 70%). Rental income increased due to an increase average commercial rental rates.

              For the first six months of 2000, Registrant incurred a loss of $406,000 at The River Street Inn/Factor's Walk including $198,000 of depreciation expense, compared to a loss of $378,000 for the same period in 1999, including $184,000 of depreciation expense. The increase in the loss from the first six months of 1999 to the same period in 2000 is the result of an increase in maintenance, interest and depreciation expenses and a decrease in hotel revenue partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in general building repairs such as elevator repairs, painting, and heating/air conditioning repairs. Interest expense increased due to an increase in the principal balance upon which interest is accrued. Depreciation expense increased due to the depreciation of fixed asset additions. Hotel revenue decreased due to a decrease in both the average occupancy (75% to 63%) and average nightly room rate ($128 to $125). Rental income increased due to an increase in average commercial rental rates.

             In the second quarter of 2000, Registrant incurred a loss of $19,000 at Washington Square, including $31,000 of depreciation expense, compared to a loss of $5,000 including $30,000 of depreciation expense in the second quarter of 1999 and, for the first six months of 1999, incurred a loss of $28,000 including $62,000 of depreciation expense, compared to a loss of $16,000 for the same period in 1999, including $60,000 of depreciation expense. The increase in the loss from the second quarter and the first six months of 1999 to the same periods in 2000 is due to an increase in interest expense partially offset by an increase in rental income. Interest expense increased due to an increase in the principal balance from which interest is accrued. Rental income increased due to an increase in average rental rates. Washington Square was foreclosed upon by the mortgagor on March 22, 2001 by recordation of a deed in lieu of foreclosure.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS


                             Assets

                              June 30, 2000    December 31, 1999
                              -------------    -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                          $   934,582          $   934,582
 Buildings and improvements     41,139,001           41,139,001
 Furniture and fixtures          3,324,505            3,324,505
                               -----------          -----------
                                45,398,088           45,398,088
Less - accumulated
 depreciation                  (23,833,141)         (22,962,044)
                               -----------          -----------
                                21,564,947           22,436,044
Cash and cash equivalents           59,017               38,110
Restricted cash                  2,421,296            1,508,524
Accounts and notes receivable      161,868              133,272
Other assets (net of
 amortization of $409,849 and
 $398,407)                       1,788,355            1,764,850
                               -----------          -----------
     Total                     $25,995,483          $25,880,800
                               ===========          ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $33,254,281          $33,306,221
 Accounts payable:
  Trade                          3,754,504            3,241,235
  Related parties                3,091,835            2,963,434
 Interest payable               13,053,763           12,453,362
 Accrued liabilities             1,534,701            1,499,221
 Tenant security deposits          262,053              249,938
                               -----------          -----------
     Total liabilities          54,951,137           53,713,411
Partners' deficit              (28,955,654)         (27,832,611)
                               -----------          -----------
     Total                     $25,995,483          $25,880,800
                               ===========          ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                            Three months              Six months
                           ended June 30,           ended June 30,
                          2000        1999         2000        1999
                          ----        ----         ----        ----
Revenues:
 Rental income       $1,419,045   $1,224,300   $2,680,446  $2,414,963
 Hotel income           376,875      410,000      680,161     793,359
 Interest income          2,633        5,547        5,630       9,824
                     ----------   ----------   ----------  ----------
  Total revenues      1,798,553    1,639,847    3,366,237   3,218,146
                     ----------   ----------   ----------  ----------
Costs and expenses:
 Rental operations      623,622      508,156    1,153,642   1,042,762
 Hotel operations       283,233      255,695      544,327     617,023
 General and
  administrative         49,500       49,500       99,000      99,000
 Interest               771,073    1,027,712    1,809,771   2,048,470
 Depreciation and
  amortization          441,269      441,792      882,539     883,584
                     ----------   ----------   ----------  ----------
  Total costs and
   expenses           2,168,697    2,282,855    4,489,279   4,690,839
                     ----------   ----------   ----------  ----------
Net loss            ($  370,144) ($  643,008) ($1,123,042)($1,472,693)
                     ==========   ==========   ==========  ==========
Net loss per limited
 partnership unit   ($    17.79) ($    30.91) ($    53.99)($    70.80)
                     ==========   ==========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                              Six months ended
                                                  June 30,
                                             2000          1999
                                             ----          ----
Cash flows from operating activities:
 Net loss                               ($1,123,042)  ($1,472,693)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation and amortization              882,539       883,584
Changes in assets and liabilities:
 Increase in restricted cash               (912,772)     (181,338)
 Increase in accounts receivable            (28,596)      (55,919)
 (Increase) decrease in other assets        (34,947)      254,500
 Increase in accounts payable - trade       513,270       256,582
 Increase in accounts payable -             128,399        52,245
  related parties
 Increase in interest payable               600,401       241,472
 Increase in accrued liabilities             35,480       125,663
 Increase in tenant security deposits        12,115           624
                                        -----------   -----------
 Net cash provided by operating
activities                                   72,847       104,720
                                        -----------   -----------
Cash flows from investing activities:
 Capital expenditures                             0      (113,627)
                                        -----------   -----------
Net cash used in investing activities             0      (113,627)
                                        -----------   -----------
Cash flows from financing activities:
 Borrowings under debt obligations          185,750       120,953
 Principal payments under debt
  obligations                              (237,690)     (168,427)
                                        -----------   -----------
 Net cash used in financing activities      (51,940)      (47,474)
                                        -----------   -----------
Increase (decrease) in cash and cash
 equivalents                                 20,907       (56,381)
Cash and cash equivalents at beginning
 of period                                   38,110       219,254
                                        -----------   -----------
Cash and cash equivalents at end of
 period                                 $    59,017   $   162,873
                                        ===========   ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENT

Washington Square was foreclosed upon by the mortgagor  on  March
22, 2001 by recordation of a deed in lieu of foreclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           In May 1992, a partnership 69% owned by the Registrant filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to forestall foreclosure by a lender on the property owned by it. In addition, the lender filed a claim against the Registrant on its guaranty of payment of the partnership's debt. In February 1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. This judgement has not been executed by the lender.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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