Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2001-10-23
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2000
        (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2000 and 1999
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2000, Registrant had cash of $63,842. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2000, Registrant had restricted cash of $2,537,245 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Washington Square was foreclosed upon by the mortgagor on March 22, 2001 by recordation of a deed in lieu of foreclosure. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes its $1,800,000 judgment with respect to the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II. Item 1. Legal Proceedings.

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

          (3)  Results of Operations

               During the third quarter of 2000, Registrant incurred a net loss of $803,467 ($38.63 per limited partnership unit) compared to a net loss of $839,352 ($40.35 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, the Registrant incurred a net loss of $1,926,509 ($92.61 per limited partnership unit) compared to a net loss of $2,312,044 ($111.15 per limited partnership unit) for the same period in 1999.

              Rental income increased $103,243 from $1,306,971 in the third quarter of 1999 to $1,410,214 in the same period of 2000 and for the first nine months increased $368,726 from $3,721,934 of 1999 to $4,090,660 in the same period of 2000.
Rental income increased at Tindeco Wharf due to an increase in average rental rates of both residential and commercial units. The increase in rental income at The River Street Inn/Factor's Walk is due to an increase in average occupancy.

              Hotel income increased $1,466 from $288,117 in the third quarter of 1999 to $289,583 in the same period in 2000. The increase in hotel income is due to an increase in the average room rates ($113.41 to $121.74) combined with an increase in the average occupancy (58% to 59%).

              Hotel income decreased $111,732 from $1,081,476 for the first nine months of 1999 to $969,744 for the same period in 2000. The decrease in hotel income is due to a decrease in the average occupancy (69% to 59%) while average rental rates increased ($123.25 to $124.16).

             Rental operations expense increased by $419,148 from $578,606 in the third quarter of 1999 to $997,754 in the same period in 2000 and increased $530,029 from $1,621,367 for the first nine months of 1999 to $2,151,396 for the same period in 2000. Rental operations expense increased due to an increase in maintenance expense at Tindeco Wharf due to planned maintenance at the property, partially offset by a decrease in maintenance expense at Washington Square due to a decrease in the turnover of apartment units as a result of an increase in average occupancy.

              Hotel operations expense increased $323,661 from $288,177 in the third quarter of 1999 to $611,838 in the same period in 2000 and increased $250,965 from $905,200 for the first nine months of 1999 to $1,156,165 for the same period in 2000. The increase in hotel operations expense at the River Street Inn/Factor's Walk was due to the overall increase in general building repairs such as painting, elevator and heating and air conditioning repairs.

              Interest expense decreased $248,873 from $1,078,089 in the third quarter of 1999 to $829,216 in the same period in 2000 and decreased $487,572 from $3,126,559 for the first nine months of 1999 to $2,638,987 for the same period in 2000. The decrease is due to a decrease in the principal balance upon which interest is calculated Tindeco Wharf, partially offset by a increase in interest expense at The River Street Inn/Factor's Walk due to advances made by the first mortgage holder.

               Losses   incurred  during  the  quarter   at   the
Registrant's three properties were approximately $660,000, compared to a loss of approximately $710,000 for the same period in 1999. For the first nine months of 2000, the Registrant's three properties incurred a loss of approximately $1,505,000 compared to approximately $1,927,000 for the same period in 1999.

              In the third quarter of 2000, Registrant recognized a net income of $11,000 at Tindeco Wharf including $312,000 of depreciation and amortization expense, compared to a loss of $398,000, including $306,000 of depreciation and amortization expense in the third quarter of 1999. The recognized gain from the third quarter of 1999 to the same period in 2000 is the result of an increase in rental income due to an increase in average rental rates, partially offset by an increase in real estate tax expense due to the timing of the expense recognition.

              For the first nine months of 2000, Registrant incurred a loss of $400,000 at Tindeco Wharf including $911,000 of depreciation and amortization expense, compared to a loss of $1,220,000 for the same period in 1999, including $919,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1999 to the same period in 2000 is the result of an increase in rental income combined with a decrease in interest expense, partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in the average rental rates of both the residential and commercial units. Interest expense decreased due to a decrease in the principal balance upon which interest is calculated. Maintenance expense increased due to planned maintenance at the property including roof repairs, electrical and plumbing repairs, and painting.

              In the third quarter of 2000, Registrant incurred a loss of $687,000 at The River Street Inn/Factor's Walk including $92,000 of depreciation expense, compared to a loss of $302,000 including $92,000 of depreciation expense in the third quarter of 1999. The increased loss from the third quarter of 1999 to the same period in 2000 is the result of an increase in maintenance and interest expense combined with an increase in hotel operations expense including utilities, wages and salaries, partially offset by an increase in hotel income. Maintenance expense increased due to general building repairs including painting and elevator and heating and air conditioning repairs. Interest expense increased due to an increase in the average principal balances of the notes upon which interest is accrued due to advances made by the first mortgage holder. Hotel income increased due to an increase in the average room rates ($113.41 to $121.74) combined with an increase in the average occupancy (58% to 59%).

              For the first nine months of 2000, Registrant incurred a loss of $1,093,000 at The River Street Inn/Factor's Walk including $297,000 of depreciation expense, compared to a loss of $680,000 for the same period in 1999, including $275,000 of depreciation expense. The increase in the loss from the first nine months of 1999 to the same period in 2000 is the result of a decrease in hotel income combined with an increase in maintenance and interest expense, partially offset by an increase in rental income. Hotel income decreased due to a decrease in the average occupancy (69% to 59%) while average rental rates increased ($123.25 to $124.16). Maintenance expense increased due to general building repairs including painting and elevator and heating and air conditioning repairs. Interest expense increased due to an increase in the principal balance upon which interest is accrued due to advances made by the first mortgage holder. The increase in rental income is due to an increase in average occupancy (64% to 74%) of the commercial space.

              In the third quarter of 2000, Registrant recognized income of $16,000 at Washington Square, including $31,000 of depreciation expense, compared to a loss of $10,000 including $30,000 of depreciation expense in the third quarter of 1999. The change is due to an increase in rental income due to an increase in average occupancy for the third quarter (92% to 94%).

              In the first nine months of 2000, Registrant incurred a loss of $12,000 at Washington Square, including $93,000 of depreciation expense, compared to a loss of $27,000 for the same period of 1999, including $90,000 depreciation expense. The decrease in the loss is due to an increase in rental income combined with a decrease in maintenance expense. Rental income increased due to an increase in average occupancy (92% to 93%). Maintenance expense decreased due to a decrease in the turnover of apartment units as a result of an increase in average occupancy. Washington Square was foreclosed upon by the mortgagor on March 22, 2001 by recordation of a deed in lieu of foreclosure.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS


                             Assets

                               September 30,    December 31,
                                   2000             1999
                                   ----             ----
                                (Unaudited)
Rental properties, at cost:
 Land                          $   934,582      $   934,582
 Buildings and improvements     41,140,801       41,139,001
 Furniture and fixtures          3,324,505        3,324,505
                               -----------      -----------
                                45,399,888       45,398,088
Less-accumulated depreciation  (24,268,690)     (22,962,044)
                               -----------      -----------
                                21,131,198       22,436,044
Cash and cash equivalents           63,842           38,110
Restricted cash                  2,537,245        1,508,524
Accounts and notes receivable      138,500          133,272
Other assets (net of
 amortization of $432,562 and
 $398,407)                       1,782,314        1,764,850
                               -----------      -----------
     Total                     $25,653,099      $25,880,800
                               ===========      ===========

                Liabilities and Partners' Equity

Liabilities:
Debt obligations               $33,538,022      $33,306,221
Accounts payable:
 Trade                           3,500,924        3,241,235
 Related parties                 3,160,155        2,963,434
Interest payable                13,365,035       12,453,362
Accrued liabilities              1,576,176        1,499,221
Tenant security deposits           271,908          249,938
                               -----------      -----------
     Total liabilities          55,412,220       53,713,411
Partners' deficit              (29,759,121)     (27,832,611)
                               -----------      -----------
     Total                     $25,653,099      $25,880,800
                               ===========      ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                           Three months              Nine months
                        ended September 30,      ended September 30,
                         2000        1999         2000         1999
Revenues:                ----        ----         ----         ----
 Rental income       $1,410,214  $1,306,971   $4,090,660   $3,721,934
 Hotel income           289,583     288,117      969,744    1,081,476
 Interest income          1,327       1,724        6,957       11,548
                     ----------  ----------   ----------   ----------
  Total revenues      1,701,124   1,596,812    5,067,361    4,814,958
                     ----------  ----------   ----------   ----------
Costs and expenses:
 Rental operations      555,776     578,606    1,709,418    1,621,367
 Hotel operations       611,838     288,177    1,156,165      905,200
 General and
  administrative         49,500      49,500      148,500      148,500
 Interest               829,216   1,078,089    2,638,987    3,126,559
 Depreciation and
  amortization          458,261     441,792    1,340,800    1,325,376
                     ----------  ----------   ----------   ----------
  Total costs and
   expenses           2,504,591   2,436,164    6,993,870    7,127,002
                     ----------  ----------   ----------   ----------
Net loss            ($  803,467)($  839,352) ($1,926,509) ($2,312,044)
                     ==========  ==========   ==========   ==========
Net loss per
 limited
 partnership unit   ($    38.63)($    40.35) ($    92.61) ($   111.15)
                     ==========  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             Nine months ended
                                              September  30,
                                             2000         1999
                                             ----         ----
Cash flows from operating activities:
 Net loss                               ($1,926,509) ($2,312,044)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
Depreciation and amortization             1,340,800    1,325,376
Changes in assets and liabilities:
 Increase in restricted cash             (1,028,721)    (238,492)
 Increase in accounts receivable             (5,228)     (59,797)
 Increase in other assets                   (51,619)     (31,572)
 Increase in accounts payable - trade       259,689      351,396
 Increase in accounts payable -
  related parties                           196,721       79,701

 Increase in interest payable               911,673      790,861
 Increase in accrued liabilities             76,955       77,294
 Increase in tenant security deposits        21,970        4,384
                                         ----------   ----------
 Net cash used in operating activities     (204,269)     (12,893)
                                         ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (1,800)    (113,627)
                                         ----------   ----------
Net cash used in investing activities        (1,800)    (113,627)
                                         ----------   ----------
Cash flows from financing activities:
 Borrowings under debt obligations          279,602      179,388
 Principal payments under debt
  obligations                               (47,801)    (251,238)
                                         ----------   ----------
 Net cash provided by (used in)
  financing activities                      231,801      (71,850)
                                         ----------   ----------
Increase (decrease) in cash and cash
 equivalents                                 25,732     (198,370)
Cash and cash equivalents at beginning
 of period                                   38,110      219,254
                                         ----------   ----------
Cash and cash equivalents at end of
 period                                  $   63,842   $   20,884
                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant, for the year ended December 31, 1999.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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