Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2002-12-19
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   0-14645
                       ------------------------------------------

                DIVERSIFIED HISTORIC INVESTORS II
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2361261
-------------------------------                        ----------
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

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

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

                             PART I

Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of December 31, 2000, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

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

              As of December 31, 2000, Registrant owned three properties (or interests therein), one each located in Pennsylvania, Maryland, and Georgia. In total, the three properties contain 269 apartment units, 73,366 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 2000, 253 of the apartment units were under lease at monthly rental rates ranging from $780 to $2,400 and approximately 65,744 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $30.00 per sf. Throughout 2000, all of the hotel rooms were available for use. During 2000, the hotel maintained an average nightly room rate of $124.23 and average occupancy of 61%. Rental of the apartments and commercial space is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December. Washington Square was foreclosed on March 22, 2001 by its mortgagee by recordation of a deed in lieu of foreclosure. For further discussion of the properties, see Item
2. Properties.

              The  Registrant is affected by and subject  to  the
general competitive conditions of the residential and commercial real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In the Historic District of the Inner Harbor in Baltimore, the competition for tenants remains stiff and several similar buildings exist. The apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

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

                   d.    Financial Information About Foreign  and
             Domestic Operations and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.

Item 2.   Properties

            As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 2000 is given below.

           a. Tindeco Wharf - consists of 240 apartment units and approximately 41,307 sf of commercial space located at 2809 Boston Street in the Fell's Point-Canton Historic District of Baltimore, Maryland. In October 1985, Registrant was admitted with an 85% interest to Tindeco Wharf Partnership ("TWP"), a Maryland general partnership, for a cash contribution of $7,271,300. Registrant subsequently increased its ownership interest in TWP to 90% by purchasing an additional 5% interest for $262,500. TWP acquired and rehabilitated this Property at an approximate cost of $28,600,000 ($66 per sf), funded by the equity contribution and mortgage financing of $21,869,600. The mortgage financing is comprised of mortgage revenue bonds and a Urban Development Action Grant ("UDAG") loan. Other financing includes a loan from the developer of $2,300,000 and operating deficit loans from both the property manager and D, LTD in the original principal amounts of $300,000 and $200,000 respectively. The operating deficit loans were repaid during 1999. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide various escrow deposits and required reserves.

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

              The principal balance of the bonds was $16,531,452 at December 31, 2000. The bonds are comprised of both serial and term bonds. The serial bonds bear interest at rates ranging from 4.6% to 6.1% and mature semi-annually from June 1999 through
December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 2000 bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 2000) bears interest at 12% and is payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property.

             The property is managed by BCMI. As of December 31, 2000, 227 apartment units (94%) and 38,607 sf of commercial space (92%) were under lease. Monthly rental rates range from $780 to $2,400 for apartments and annual rental rates range from $5.33 to $21.57 per sf for commercial space. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 96% for 1999, 98% for 1998, 98% for 1997, and 95% for 1996. The occupancy for the commercial space for the previous four years has been 98% for 1999, 97% for 1998, 100% for 1997, and 100% for 1996. The range for annual rents  has been $5.33 to $20.55 per sf for 1999, $5.33 to  $25.34 per  sf  for 1998, $5.33 to $19.47 per sf for 1997, and $5.33  to
$19.47 per sf for 1996. There are four tenants who each occupy ten percent or more of the commercial rentable square footage. They operate principally as a medical office, a restaurant, a fitness club and a travel agency.

              The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                       Total annual
          Number of     Total sf of   rental covered    % of gross
 Years      leases        expiring     by expiring     annual rental
           expiring        leases        leases        from property
 2001         3             8,563       $154,772             4%
 2002         0                 0              0             0%
 2003         1             5,600        120,814             3%
 2004         1             1,944         38,880             1%
 2005         1             4,500         24,000             1%
 Thereafter   1            17,050        194,225             5%

              For  tax purposes, this property has a federal  tax
basis of $30,134,420 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $441,978 which is based on an assessed value of $19,508,200, taxed at a rate of $2.26 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the property for $8,900,409 ($127 per
sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 2000 was $5,970,383 and is due on December 31, 2015.

             The property is managed by BCMI. As of December 31, 2000, 16,652 sf of the commercial space (74%) was under lease at annual rental rates ranging from $9.63 to $30.00 per sf. The property also maintains 44 operating hotel rooms at an average nightly rate of $124.23; average occupancy for 2000 was approximately 61%. The hotel occupancy rate for the previous four years was 66% for 1999, 75% for 1998, 74% for 1997, and 77%
for 1996. The average room rates were $126.45 for 1999, $128.06 for 1998, $106.06 for 1997, and $100.92 for 1996. The occupancy for the commercial space was 74% for 1999, 74% for 1998, 96% for 1997, and 97% for 1996. The range for annual rents was $7.89 to $26.83 per sf for 1999, $7.11 to $26.26 per sf for 1998, $7.11 to
$25.82  per  sf for 1997, and $5.53 to $25.27 per  sf  for  1996.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

              The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                       Total annual
          Number of     Total sf of   rental covered    % of gross
 Years      leases        expiring     by expiring     annual rental
           expiring        leases        leases        from property
 2001         2             2,026        $41,541            16%
 2002         2               400          8,700             3%
 2003         3             2,640         39,560            11%
 2004         0                 0              0             0%
 2005         4             3,856         61,984            23%
 Thereafter   2             6,620         93,620            35%

              For tax purposes, this property has a federal tax basis of $10,724,168 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $59,923 which is based on an assessed value of $1,304,800, taxed at a rate of $4.409 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c. Washington Square - consists of 9,500 sf of commercial space and 29 residential units located at 320 N. Church Street, West Chester, Pennsylvania. In October 1985, Registrant acquired and rehabilitated the Property for $2,750,000 ($79 per sf; such amount is exclusive of $170,883 of capitalized fees incurred which were funded by Registrant's equity contributions), including mortgage financing of $1,600,000. The mortgage loan (principal balance of $1,083,896 at December 31, 2000) bears interest at the Federal Reserve discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 2000) and is due in October 2005. The property is also encumbered by a judgment pursuant to a note with an amount outstanding of $1,111,079 as of December 31, 2000.

             The property is managed by BCMI. As of December 31, 2000, 9,390 sf of commercial space (99%) was rented at annual rates ranging from $8.00 per sf to $16.00 per sf. At December 31, 2000, 29 of the residential units (100%) were under lease at monthly rental rates ranging from $670 to $1,275. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 95% for 1999, 97% for 1998, 86% for 1997, and 100% for 1996. The monthly rental range has been approximately the same since 1996. The occupancy for the commercial space for the previous four years was 88% for 1999, 87% for 1998, 87% for 1997, and 86% for 1996.
The range for annual rents has been $8.00 to $14.00 per sf for 1999, $7.56 to $12.60 per sf for 1998, $8.00 to $13.00 per sf for
1997, and $6.00 to $13.00 per sf for 1996.


                             The  following  is a  table  showing
commercial lease expirations at Washington Square for the next five years.


                                       Total annual
          Number of     Total sf of   rental covered    % of gross
 Years      leases        expiring     by expiring     annual rental
           expiring        leases        leases        from property
 2001         2             5,198        $48,772            43%
 2002         0                 0              0             0%
 2003         1             1,094         13,302            12%
 2004         2             3,098         45,768            40%
 2005         0                 0              0             0%
 Thereafter   0                 0              0             0%

              For tax purposes, this property has a federal tax basis of $2,965,181 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $30,167 which is based on an assessed value of $1,644,640 taxed at a rate of $1.834 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

             The property was foreclosed on March 22, 2001 by the holder of the mortgage and the judgment.

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

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 275 Units of record were sold or exchanged in 2000.

           b. As of December 31, 2000, there are 2,569 record holders of Units.

           c. Registrant did not declare any cash dividends in 2000 or 1999.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2000. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                  2000       1999       1998       1997       1996

Rental income  $ 5,462,332 $ 5,015,476 $ 4,623,527 $ 4,463,462 $ 4,303,963
Hotel
 revenues        1,305,660   1,384,057   1,582,824   1,282,525   1,282,662
Interest
 income             45,742      23,336      35,575      29,636      18,654
Net loss        (2,474,642) (4,292,936) (2,980,282) (3,457,494) (2,262,184)
Net loss per
 unit              (118.97)    (206.38)    (143.27)    (166.22)    (108.75)
Total assets
(net of
 depreciation
 and
 amortization)  25,074,714  25,880,800  26,503,288  27,143,753  28,633,916
Debt
 obligations    33,792,649  33,306,221  32,808,014  32,712,165  33,087,679


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At  December  31,  2000,  Registrant  had  cash  of
$23,681. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2000, Registrant had restricted cash of $1,767,238 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2000, Registrant incurred a net loss of $2,474,642 ($118.97 per limited partnership unit), compared to a net loss of $4,292,936 ($206.38 per limited partnership unit), in 1999 and a net loss of $2,980,282 ($143.27 per limited partnership unit), in 1998.

              Rental and hotel income was $6,767,992 in 2000, 6,399,533 in 1999, and $6,206,351 in 1998. The increase from 1999 to 2000 is due to an increase in rental income at Tindeco Wharf, the River Street Inn and Washington Square, partially offset by a decrease in hotel income at the River Street Inn. The increase in rental income at Tindeco Wharf is due to an increase in average rental rates from $810 to $1,815 in 1999 to $780 to $2,400 in 2000. The increase at the River Street Inn is due to an increase in commercial rental rates from $7.89 to $26.83 in 1999 to $9.63 to $30.00 in 2000. The increase in rental income at Washington Square is due to an increase in average occupancy (95% to 100%). The decrease in hotel income at the River Street Inn is due to a decrease in average occupancy (66% to 61%) and a decrease in average room rates from $126.45 in 1999 to $124.23 in 2000. The increase from 1998 to 1999 is due to an increase in residential rental income at Tindeco Wharf, offset by a decrease at Washington Square. The increase in rental income at Tindeco Wharf is due to an increase in average rental rates. Rental income decreased at Washington Square due to a decrease in average occupancy (97% to 95%).

              Interest income was $45,742 in 2000, $23,336 in 1999, and $35,575 in 1998. The increase from 1999 to 2000 is due to an increase in the interest bearing restricted cash balance at Tindeco Wharf. The decrease from 1998 to 1999 resulted from a decrease in the restricted cash balance at Tindeco Wharf.

              Rental operations expense was $2,102,470 in 2000, $2,055,706 in 1999 and $1,850,883 in 1998. The increase in rental operations expenses from 1999 to 2000 is due to an increase in management fees at Washington Square and Tindeco Wharf, and payroll expense at Tindeco Wharf, partially offset by a decrease in maintenance expense at both Washington Square and Tindeco Wharf. The increase in management fees at Washington Square is due to a change in management company during 2000. The increase in management fees at Tindeco Wharf is due to an increase in rental income and the increase in payroll expense is due to an increase in marketing and leasing, and maintenance payroll. The decrease in maintenance expense at Washington Square due to a decrease in apartment preparation expense caused by a lower turnover of apartment units in 2000 as compared to 1999. The decrease in maintenance expense at Tindeco Wharf is due to completion of planned repairs at the property. The increase in rental operations expenses from 1998 to 1999 is due to an increase in maintenance expenses at Washington Square and Tindeco Wharf. Maintenance expense increased at Washington Square due to an increase in apartment preparation expense caused by a higher turnover of apartment units. The increase in maintenance expense at Tindeco Wharf is due to planned repairs at the property including roof repairs, electrical repairs, plumbing repairs, and painting.

              Hotel operations expense was $1,122,156 in 2000, $1,215,631 in 1999, and $1,423,018 in 1998. The decrease from
1999 to 2000 is due to a decrease in food and beverage expense and maintenance expense due to a decrease in occupancy (66% to 61%). The decrease from 1998 to 1999 is due to an decrease in food and maintenance expense as a result of a decrease in occupancy throughout the year.

              Partnership  administration fees  incurred  in  the
amount of $1,333,786 during 1999 is due to the termination of the
management  agreement  with  Signature  Management  Services   at
Tindeco Wharf.

              General and administrative expense was $0 in 2000 and $198,000 in 1999 and 1998. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

              Interest expense was $4,240,944 in 2000, $4,122,243
in  1999, and $4,007,500 in 1998. The increase from 1999 to  2000 is due to an increase in interest expense at the River Street Inn and Tindeco Wharf. The increase in interest expense at the River Street Inn is due to an increase in the principal balance due to advances made by the first mortgage holder to fund building renovations. Interest expense increased at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage. The balance increased due to the capitalization of interest accrued but not paid on certain loans, as described below.

              Depreciation and amortization was $1,822,805 in 2000, $1,790,439 in 1999, and $1,742,807 in 1998. The increase from 1999 to 2000 and from 1998 to 1999 is due to an increase at the River Street Inn and Tindeco Wharf due to the depreciation of fixed asset additions.

              In 2000, a loss of approximately $2,131,000 was incurred at the Registrant's three properties compared to a loss of approximately $3,768,000 in 1999 and a loss of approximately $2,456,000 in 1998. A discussion of property operations/activities follows:

               In  2000,  Tindeco  Wharf  sustained  a  loss   of
$1,203,000 including $1,235,000 of depreciation and amortization expense compared to a loss of $2,824,000 including $1,235,000 of depreciation and amortization expense and $418,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) in 1999 and a loss of $1,559,000, including $1,201,000 of depreciation and amortization expense and $1,094,000 of deferred interest in 1998. The decrease in the loss from 1999 to 2000 is the result of an increase in residential rental income combined with a decrease in maintenance expense and the one time partnership administration fee in 1999 partially offset by an increase in interest expense and management fees. Residential rental income increased due to an increase the average rental rates and interest income increased due to an increase in the balance of the interest bearing restricted cash. Maintenance expense decreased due to the completion of planned repairs at the property. Interest expense increased due to a increase in the principal balance upon which interest is calculated. Management fees increased due to an increase in rental income. The increase in the loss from 1998 to 1999 is the result of the partnership administrative fee, referred to above, and an increase in maintenance, interest and depreciation expense combined with a decrease in interest income, partially offset by an increase in rental income. The increase in maintenance expense is due to planned repairs at the property including roof, electrical and plumbing repairs and painting. Interest expense increased due to the accrual of interest on a higher average balance on the second mortgage. Depreciation expense increased due to the depreciation of fixed asset additions. Partnership administrative fees incurred in the amount of $1,333,786 during 1999 are the result of the termination of the management agreement with Signature Management Services. The decrease in interest income is due to the decrease in the interest bearing restricted cash balance. Rental income increased due to an increase in average rental rates.

              In 2000, the River Street Inn sustained a loss of $928,000 including $407,000 of depreciation and amortization expense compared to a loss of $936,000 including $382,000 of depreciation and amortization expense in 1999 and a loss of $907,000 including $371,000 of depreciation expense in 1998. The decrease in the loss from 1999 to 2000 is due to an increase in commercial rental income combined with a decrease in food and beverage expense, and maintenance expense, partially offset by a decrease in hotel income. The increase in commercial rental income is due to a increase in the annual rental rates from $7.89 to $26.83 in 1999 to $9.63 to $30.00 in 2000. The decrease in food and beverage expense, and maintenance expense is due to a decrease in hotel occupancy (66% to 61%). The decrease in hotel income is due to a decrease in average room occupancy (66% to
61%)  and  a  decrease in average room rates $126.45 in  1999  to
$124.23  in 2000. The increase in the loss from 1998 to  1999  is due to an decrease in hotel income combined with a increase in interest and depreciation expense, offset by a decrease in food and maintenance expense. The decrease hotel income is due to a decrease in occupancy (75% to 66%). Interest expense increased due to an increase in principal balance upon which interest is accrued due to advances made by the first mortgage holder to fund building repairs. Depreciation expense increased due to the depreciation of fixed asset additions. The decrease in food and maintenance expense is a result of a decrease in occupancy throughout the year.

             FWP is involved in one legal proceeding as discussed below:

               J. A. Jones Construction Company ("Jones") contracted with FWP for the renovation of what was originally a warehouse into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1994 and 1995. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum rate of prime plus 2% (therefore, 8% at December 31, 2000) and is due on October 1, 2011. Interest is due quarterly.

              On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Registrant, which had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgement accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2000 was $22,620. The balance of the note at December 31, 2000 was $197,409.

             In 2000, Washington Square incurred a loss of $1,000 including $126,000 of depreciation expense compared to a loss of $8,000 including $122,000 of depreciation expense in 1999 and income of $10,000 including $117,000 of depreciation expense in
1998. The decrease in the loss from 1999 to 2000 is due to an increase in rental income due to an increase in average occupancy (95% to 100%) and an increase in the average rental rates combined with a decrease in maintenance expense. Maintenance expense decreased due to a lower turnover of apartment units in 2000 compared to 1999. The loss in 1999 is due to a decrease in rental income combined with a increase in maintenance expense. The decrease in rental income is due to a decrease in rental occupancy rates (97% to 95%). The increase in maintenance expense is due to an increase in apartment preparation expense caused by a higher turnover of apartment units. The income in 1998 resulted mainly from an increase in rental income due to an increase in the average rental rates combined with a decrease in maintenance expense. Maintenance expense decreased due to a lower turnover of apartment units in 1998.

              On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2000 and 1999 was $163,654 and $155,167, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 2000 is $1,111,079. This note and judgment are secured by a judgment lien on Washington Square and have been acquired by the holder of the mortgage on Washington Square.

             The seller of Washington Square agreed to lend funds to the Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments to be made out of cash flow after the payment of the cumulative preferred return to the limited partnership unit holders. Interest accrued during both 2000 and 1999 was $11,641. The balance of the note at December 31, 2000 was $248,340.

              Washington Square was foreclosed on March 22,  2001
by the holder of the mortgage and the judgment.

               In February 1993, one of the Registrant's properties, the Morrison-Clark Inn, was foreclosed by the lender. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the
amount of $1,800,000. If capital bank executes upon its $1,800,000 judgement with respect to the registrant, it is expected to have significant adverse impact on the Registrant since there is insufficient available cash to pay the judgement. Any such execution could result in a forced sale of the registrants remaining properties.



Item7A.    Quantitative and Qualitative Disclosures about  Market
Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors II (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $17,449,441, $18,324,708 and $19,072,098 as of December 31, 2000, 1999 and 1998 respectively, and  total  revenues  of  $4,656,945, $4,306,834  and  $3,954,175 respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States Of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with U.S. generally accepted accounting principles.

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




Gross, Kreger & Passio
Philadelphia, Pennsylvania
July 3, 2001

                  Independent Auditor's Report


To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying balance sheet of Tindeco Wharf Partnership as of December 31, 2000, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 2000, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Reznick, Fedder & Silverman
Baltimore, Maryland
March 20, 2001

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                            Page

   Consolidated Balance Sheets at December 31, 2000 and 1999   18

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2000, 1999, and 1998                        19

   Consolidated  Statements  of  Changes  in   Partners'
Equity for the Years Ended December 31, 2000, 1999 and 1998    20

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2000, 1999, and 1998                        21

   Notes to consolidated financial statements                 22-28

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation      30

   Notes to Schedule XI                                        31







All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                   December 31, 2000 and 1999

                             Assets

                                            2000           1999
                                            ----           ----
Rental properties at cost:
 Land                                  $   934,582    $   934,582
 Buildings and improvements             41,596,269     41,139,001
 Furniture and fixtures                  3,633,054      3,324,505
                                       -----------    -----------
                                        46,163,905     45,398,088
  Less - accumulated depreciation      (24,737,850)   (22,962,044)
                                       -----------    -----------
                                        21,426,055     22,436,044

Cash and cash equivalents                   23,681         38,110
Restricted cash                          1,767,238      1,508,524
Accounts receivable                        200,441        133,272
Other assets (net of accumulated
 amortization of $445,407 and
 $398,407)                               1,657,299      1,764,850
                                       -----------    -----------
          Total                        $25,074,714    $25,880,800
                                       ===========    ===========


                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                      $33,792,649    $33,306,221
 Accounts payable:
  Trade                                  3,681,307      3,241,235
  Related parties                        2,879,080      2,963,434
  Interest payable                      13,260,609     12,453,362
  Tenant security deposits                 277,730        249,938
  Other liabilities                      1,490,592      1,499,221
                                       -----------    -----------
          Total liabilities             55,381,967     53,713,411

Partners' deficit                      (30,307,253)   (27,832,611)
                                       -----------    -----------
          Total                        $25,074,714    $25,880,800
                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998


                                      2000        1999         1998
                                      ----        ----         ----
Revenues:
 Rental income                    $5,462,332  $5,015,476   $4,623,527
 Hotel income                      1,305,660   1,384,057    1,582,824
 Interest income                      45,742      23,336       35,575
                                  ----------  ----------   ----------
       Total revenues              6,813,734   6,422,869    6,241,926
                                  ----------  ----------   ----------
Costs and expenses:
 Rental operations                 2,102,471   2,055,706    1,850,883
 Hotel operations                  1,122,156   1,215,631    1,423,018
 General and administrative                0     198,000      198,000
 Partnership administrative fee            0   1,333,786            0
 Interest                          4,240,944   4,122,243    4,007,500
 Depreciation and amortization     1,822,805   1,790,439    1,742,807
                                  ----------  ----------   ----------
        Total costs and expenses   9,288,376  10,715,805    9,222,208
                                  ----------  ----------   ----------

Net loss                         ($2,474,642)($4,292,936) ($2,980,282)
                                  ==========  ==========   ==========

Net loss per limited partnership
 unit                            ($   118.97)($   206.38) ($   143.27)
                                  ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998

                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                       (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1997      ($377,014)  ($20,182,379) ($20,559,393)
Net loss                            (29,803)    (2,950,479)   (2,980,282)
                                   --------    -----------   -----------
Balance at December 31, 1998       (406,817)   (23,132,858)  (23,539,675)
Net loss                            (42,929)    (4,250,007)   (4,292,936)
                                   --------    -----------   -----------
Balance at December 31, 1999       (449,746)   (27,382,865)  (27,832,611)
Net loss                            (24,746)    (2,449,896)   (2,474,642)
                                   --------    -----------   -----------
Balance at December 31, 2000      ($474,492)  ($29,832,761) ($30,307,253)
                                   ========    ===========   ===========

 (1) General Partner.

 (2) 20,593.3  limited partnership units outstanding at  December
     31, 2000, 1999, and 1998.

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS II
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

      For the Years Ended December 31, 2000, 1999, and 1998

                                       2000          1999         1998
                                       ----          ----         -----
Cash flows from operating
 activities:
 Net loss                          ($2,474,642) ($4,292,936) ($2,980,282)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization      1,822,805    1,790,439    1,742,807
  Changes in assets and
   liabilities:
   (Increase) decrease in restricted
    cash                              (258,714)    (413,151)     198,498
   (Increase) decrease in accounts
    receivable                         (67,168)     (61,690)     (22,671)

  Decrease (increase) in other
   assets                               60,552       19,934      (94,299)
  Increase in accounts payable -
   trade                               440,072      413,783      261,649
  (Decrease) increase in accounts
   payable - related parties           (84,354)   1,441,700       25,331
  Increase in interest payable         807,247    1,109,954    1,767,006
  Increase in tenant security
   deposits                             27,792          804        6,447
  (Decrease) increase in other
   liabilities                          (8,629)     206,000      183,535
                                    ----------   ----------   ----------
    Net cash provided by operating
     activities:                       264,961      214,837    1,088,021
Cash flows from investing           ----------   ----------   ----------
 activities:
 Capital expenditures                 (765,817)    (894,188)  (1,035,729)
                                    ----------   ----------   ----------
    Net cash used in investing
     activities:                      (765,817)    (894,188)  (1,035,729)
                                    ----------   ----------   ----------
Cash flows from financing
 activities:
 Borrowings under debt obligations   1,694,430    1,387,108      182,998
  Payments of principal under debt
   obligations                      (1,208,003)    (888,901)     (87,059)
                                    ----------   ----------   ----------
    Net cash provided by (used in)
     financing activities:             486,427      498,207       95,939
                                    ----------   ----------   ----------
(Decrease) increase in cash and
 cash equivalents                      (14,429)    (181,144)     148,231
Cash and cash equivalents at
 beginning of year                      38,110      219,254       71,023
                                    ----------   ----------   ----------
Cash and cash equivalents at end of
 year                               $   23,681   $   38,110   $  219,254
                                    ==========   ==========   ==========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the year for
   interest                         $3,433,697   $3,012,289   $2,240,494
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

Tindeco Wharf Partnership ("TWP") incurred $818,465 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $188,663 and $166,007 at December 31, 2000 and 1999,
respectively.
4.   Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.   Net Income Per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 2000, 1999 and 1998).

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

NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                   December 31,
                                                2000         1999
                                                ----         ----
Mortgage  loan,  interest  only  at  14%;  $ 7,123,830  $ 6,531,626
principal   due   December   31,    2015,
collateralized  by  the  related   rental
property

Mortgage  loan,  interest  at  12%,   due    1,800,000    1,800,000
January 1, 1992, collateralized by the related rental property (A)

Mortgage  loans, interest at the  Federal    1,083,896    1,081,669
Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 2000 and 1999), principal and interest payable monthly based on a 20-year amortization schedule; principal due October 1, 2005; collateralized by the related rental property

Mortgage revenue bonds comprised  of  the   16,531,452   16,639,455
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

Note  payable  to  a developer,  interest
accrues  at 12%, of which 6% interest  is
payable  annually; deferred  interest  is
payable   out  of  cash  flow   after   a
preference return to the Partnership with
interest  accruing on the unpaid  amount; `
principal and unpaid interest due at  the
earlier  of  sale or refinancing  of  the
property or 2005; unsecured                  2,300,000     2,300,000
                                           -----------   -----------
                                           $33,792,649   $33,306,221
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

(B) Interest and principal after August 1, 1990 due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No interest was paid during 2000, 1999 or 1998.

Approximate maturities of mortgage loan obligations, at  December
31, 2000 for each of the succeeding five years are as follows:

Year Ending December 31,
                   2001        $ 1,919,017
                   2002            131,154
                   2003            144,528
                   2004            159,267
                   2005          8,512,876
                   Thereafter   22,925,807
                               -----------
                               $33,792,649
                               ===========

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2%
(therefore, 8% at December 31, 2000) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997.

NOTE G - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership, which had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgement accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2000 was $22,620. The balance of the note at December 31, 2000 was $197,409. Interest accrued during 2000 and 1999 was $22,619 and $24,665, respectively. The balance of the note at December 31, 2000 was $197,409.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2000 and 1999 was $163,654 and $155,167, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2000 was $1,111,079. This note and judgment are secured by a judgment lien on Washington Square and have been acquired by the holder of the mortgage on Washington Square.

The  seller  of  Washington Square agreed to lend  funds  to  the
Partnership to cover cash flow deficits for a five-year period expiring in 1990. The Partnership borrowed $97,008 through December 1988. The loan bears interest at 12%, with principal and interest payments to be made out of cash flow after the payment of the cumulative preferred return to the limited partnership unit holders. Interest accrued during both 2000 and 1999 was $11,641. The balance of the note at December 31, 2000 was $248,340.


Tindeco Wharf Partnership accrues to Dover Historic Advisors, an affiliate of a partner, and Boston Street Properties, Inc., a partner, an annual investor service fee of $10,000 each. These fees are paid from available cash flow subsequent to the payment of the operating deficit loan and current interest on the development fee note. No fees were paid during 2000. Accrued investor service fees are $80,000 at December 31, 2000.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follows:

                                   For the Years Ended December 31, 2000
                                        2000         1999         1998
                                        ----         ----         ----
Net loss - book                    ($ 2,474,642)($ 4,292,936)($ 2,980,282)
 Depreciation                            77,686      (79,205)     147,722
 Interest                               978,434      818,633    1,103,722
 Guarantor fees                         121,800      121,800      121,800
 Investor service fee                    20,000       20,000       20,000
 Partnership administrative fee      (1,333,786)   1,333,786            0
 Other                                   19,252            0            0
Minority interest - tax only            199,521      124,189      179,674
                                    -----------  -----------  -----------
Net loss - tax                     ($ 2,391,735)($ 1,953,733)($ 1,407,364)
                                    ===========  ===========  ===========

Partners' equity - book            ($30,307,253)($27,832,611)($23,539,675)
Costs of issuance                     2,471,196    2,471,196    2,471,196
Cumulative tax over (under) book
 loss                                 8,436,375    8,914,091    6,947,522
Facade easement donation (tax only)     203,778      203,778      203,778
Prior period adjustment                  48,071       48,071       48,071
Capital adjustments (tax only)         (324,580)    (324,580)    (324,580)
                                    -----------  -----------  -----------
Partners' equity - tax             ($19,472,413)($16,520,055)($14,193,688)
                                    ===========  ===========  ===========



NOTE I - TERMINATION OF MANAGEMENT AGREEMENT

In 1999 TWP terminated its management agreement with Signature Management Services. The termination agreement requires a buyout totaling $1,350,000 of which $1,333,786 is included under the caption "Partnership Administration Fee" in the Consolidated Statements of Operations and $16,214 of which was utilized to repay outstanding advances.

NOTE J - SUBSEQUENT EVENT

Washington Square was foreclosed on March 22, 2001 by the holder of the mortgage and the judgment.

                    SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS II
                   (a limited partnership)

   SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      DECEMBER 31, 2000



                                           Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                             (b)        Acquisition

                               Buildings
                                 and
              Encum-           Improve-   Improve-
Description   brances   Land    ments      ments
-----------   -------   ----   ---------  --------
  (a)           (f)

44 room hotel
with 21,500
square feet
of commercial
space in
Savannah,
GA        $ 7,123,829 $200,000 $ 9,178,160 $ 1,603,009

29 apartment
units
and 9,500
square feet
of
commercial
space in
West
Chester,
PA          2,883,897   87,500   2,833,383     131,798

262 apartment
units
and 39,000
square feet
of
commercial
space in
Baltimore,
MD         23,784,923   647,082   2,000,000  29,482,973
          -----------  --------  ---------- -----------
          $33,792,649  $934,582 $14,011,543 $31,217,780
          ===========  ======== =========== ===========




                   Gross Amount at which Carried at
                         December 31, 2000

                       Buildings
                          and                  Accumu-  Date    Date
                        Improve-               lated     of    Acquir-
Description     Land     ments       Total     Depr.   Constr.   ed
-----------     ----   ---------     -----     ------  ------- ------
  (a)                                (c)(d)    (d)(e)    (a)

44 room hotel
with 21,500
square feet
of commercial
space in                                                  1985-
Savannah,GA  $200,000 $11,201,920 $11,401,920 $ 5,828,628 1986  8/9/85

29 apartment
units and
9,500 square
feet of
commercial
space in West
Chester, PA    87,500   2,965,181    3,052,681  1,779,725 1985 10/1/85

262 apartment
units and
39,000 square
feet of
commercial
space in
Baltimore,MD                                              1985-
              647,082  31,062,222  31,709,304  17,129,497 1986 10/15/85
             -------- ----------- ----------- -----------
             $934,582 $45,229,323 $46,163,905 $24,737,850
             ======== =========== =========== ===========

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2000

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2000, for Federal income tax purposes is $43,823,769. The depreciable basis of buildings and improvements is reduced for federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:

                                        2000        1999        1998
                                        ----        ----        ----
Balance at beginning of year       $45,398,088 $44,503,900 $43,468,171
Additions during the year:
 Improvements                          765,817     894,188   1,035,729
                                   ----------- ----------- -----------
Balance at end of year             $46,163,905 $45,398,088 $44,503,900
                                   =========== =========== ===========

Reconciliation of accumulated depreciation:
                                         2000       1999        1998
                                         ----       ----        ----
Balance at beginning of year       $22,962,044 $21,218,232 $19,522,725
Depreciation expense for the year    1,775,806   1,743,812   1,695,507
                                   ----------- ----------- -----------
Balance at end of year             $24,737,850 $22,962,044 $21,218,232
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

          b. Identification of Executive Officers

              The  General  Partner of the  Registrant  is  Dover
Historic  Advisors  (DoHA), a Pennsylvania  general  partnership.
The partners of DoHA are as follows:

                                       Term of
Name                Age    Position    Office        Period Served
----                ---    ---------   ------        -------------
                           Partner in
SWDHA, Inc.         --     DoHA        No fixed term  Since May 1997

                           Partner in
EPK, Inc.           --     DoHA        No fixed term  Since May 1997

          c. Identification of Certain Significant Employees. Regis-trant has no employees. Its administrative and operational functions
are   carried  out  by  a  property  management  and  partnership administration firm engaged by the Registrant.

          d.   Family Relationships. None

           e. Business Experience. DoHA is a general partnership formed in August 1985. The General Partner is responsible for the management and control of the Registrant's affairs and will have general responsibility and authority in conducting its operations.

          On May 13, 1997, SWDHA, Inc. and EPK, Inc. were appointed partners of DoHA. Spencer Wertheimer, the President and Sole Director of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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
President,  Treasurer  and  Sole  Director  of  EPK,  Inc.    Mr.
Wertheimer is an attorney with extensive experience in real estate activities and ventures.

          Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 35) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc.
since January 27, 1993.

Item 11.  Executive Compensation

          a. Cash Compensation - During 2000, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2000 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1997 through 2000.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1. Financial Statements:

                            a.    Consolidated Balance Sheets  at
                 December 31, 2000 and 1999.

                             b.     Consolidated  Statements   of
                 Operations  for  the  Years Ended  December  31,
                 2000, 1999 and 1998.

                             c.     Consolidated  Statements   of
                 Changes in Partners' Equity for the Years  Ended
                 December 31, 2000, 1999 and 1998.

                            d.    Consolidated Statements of Cash
                 Flows  for  the Years Ended December  31,  2000,
                 1999 and 1998.

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                (b)  Reports on Form 8-K:
                     No  reports  were filed  on  Form  8-K
                     during the  quarter  ended December 31, 2000.

                (c)  Exhibits:
                     See  Item 14(A)(3)above.

                           SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS II

Date:  December 17, 2002      By: Dover Historic Advisors, General Partner
       -----------------
                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer

                                       By: /s/ Michele F. Rudoi
                                           ----------------------
                                           MICHELE F. RUDOI,
                                           Assistant Secretary

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature               Capacity             Date
        ---------               --------             ----

DOVER HISTORIC ADVISORS       General Partner

By: EPK, Inc., Partner

   By: /s/ Spencer Wertheimer                      December 17, 2002
       ----------------------                      -----------------
      SPENCER WERTHEIMER
      President and Treasurer

   By: /s/ Michele F. Rudoi                        December 17, 2002
      -----------------------                      -----------------
      MICHELE F. RUDOI,
      Assistant Secretary