Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-05-28
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                 0-14645
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS II
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                        23-2361261
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements


                    DIVERSIFIED HISTORIC INVESTORS II
                  (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                 March 31, 2001   December 31, 2000
                                 --------------   -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                            $   847,082         $   934,582
 Buildings and improvements       38,847,686          41,596,269
 Furniture and fixtures            3,429,420           3,633,054
                                 -----------         -----------
                                  43,124,188          46,163,905
 Less - accumulated depreciation (23,379,888)        (24,737,850)
                                 -----------         -----------
                                  19,744,300          21,426,055
Cash and cash equivalents             37,672              23,681
Restricted cash                    1,800,041           1,767,238
Accounts and notes receivable        239,788             200,441
Other assets (net of amortization
 of $454,212 and $445,407)         1,588,615           1,657,299
                                 -----------         -----------
	Total                    $23,410,416         $25,074,714
                                 ===========         ===========


                    Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $32,820,014         $33,792,649
 Accounts payable:
  Trade                            3,621,759           3,681,307
  Related parties                  2,669,466           2,879,080
 Interest payable                 13,261,100          13,260,609
 Accrued liabilities               1,584,799           1,490,592
 Tenant security deposits            263,565             277,730
                                 -----------         -----------
	Total liabilities         54,220,703          55,381,967
Partners' deficit                (30,810,287)        (30,307,253)
                                 -----------         -----------
	Total                    $23,410,416         $25,074,714
                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                                      Three months ended
                                           March 31,
                                      2001          2000
                                      ----          ----
Revenues:
 Rental income                    $1,337,395    $1,261,401
 Hotel income                        379,648       303,286
 Interest income                       9,610         2,997
                                  ----------    ----------
	Total revenues             1,726,653     1,567,684
                                  ----------    ----------
Costs and expenses:
 Rental operations                   505,860       530,019
 Hotel operations                    302,870       261,094
 General and administrative                0        49,500
 Interest                          1,026,729     1,038,698
 Depreciation and amortization       462,686       441,270
                                  ----------    ----------
	Total costs and expenses   2,298,145     2,320,581
                                  ----------    ----------
Net loss before
 extraordinary item                 (571,492)     (752,897)
Extraordinary gain on
 extinguishment of debt               68,458             0
                                  ----------    ----------
Net loss                         ($  503,034)  ($  752,897)
                                  ----------    ----------

Net loss per limited
 partnership unit:
 Loss before extraordinary item  ($    27.47)  ($    36.19)
   Extraordinary item                   3.29             0
                                  ----------    ----------
Total loss per limited
 partnership unit                ($    24.18)  ($    36.19)
                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                         Three months ended
                                              March 31,
                                         2001           2000
                                         ----           ----
Cash flows from operating activities:
  Net loss                            ($503,034)     ($752,897)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization        462,686        441,270
   Extraordinary gain on extinguishment
    of debt                             (68,458)             0
   Changes in assets and liabilities:
    Increase in restricted cash         (32,803)      (490,055)
    Increase in accounts receivable     (39,347)       (17,015)
    Decrease (increase) in other assets  53,797        (26,071)
    (Decrease) increase in accounts
     payable - trade                    (59,547)       189,272
    Increase in accounts payable -
     related parties                     41,636        177,844
    Increase in interest payable            491        462,431
    Increase in accrued liabilities      94,206         23,978
    (Decrease) increase in tenant
     security deposits                  (14,165)        11,412
                                       --------       --------
	Net cash (used in) provided by
       operating activities             (64,538)        20,169
                                       --------       --------
Cash flows from investing activities:
 Capital expenditures                   (12,964)             0
                                       --------       --------
Net cash used in investing activities   (12,964)             0
                                       --------       --------
Cash flows from financing activities:
 Borrowings under debt obligations      147,972         93,250
 Principal payments                     (56,479)      (118,525)
                                       --------       --------
Net cash provided by (used in)
 financing activities                    91,493        (25,275)
                                       --------       --------
Increase (decrease) in cash and cash
 equivalents                             13,991         (5,106)
Cash and cash equivalents at
 beginning of period                     23,681         38,110
                                       --------       --------
Cash and cash equivalents at
 end of period                         $ 37,672       $ 33,004
                                       ========       ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in Form 10-K of the Registrant for the year ended December 31, 2000.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - EXTRAORDINARY GAIN

Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.


NOTE 3 - SUBSEQUENT EVENT

The Registrant has determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant has begun the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of  March  31,  2001, Registrant  had  cash  of
$37,672. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2001, Registrant had restricted cash
of $1,800,041 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Washington Square was foreclosed by the holder of the mortgage and a judgment on March 22, 2001. In the legal proceeding involving Morrison Clark, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II. Item 1. Legal Proceedings.

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

          In 2003, the Registrant determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant has begun the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

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

          (3)  Results of Operations

               During the first quarter of 2001, Registrant incurred a net loss of $503,034 ($24.18 per limited partnership unit) compared to a net loss of $752,897 ($36.19 per limited partnership unit) for the same period in 2000.

              Rental income increased $75,994 from $1,261,401 in the first quarter of 2000 to $1,337,395 in the same period in 2001. The increase in rental income is due to an increase in both residential and commercial rental rates at Tindeco Wharf.

              Hotel income increased $76,362 from $303,286 in the first quarter of 2000 to $379,648 in the same period in 2001.
The  increase in hotel income is due to an increase in  occupancy
(56% to 66%) at the River Street Inn/Factor's Walk.

              Interest income increased $6,613 from $2,997 in the first quarter of 2000 to $9,610 in the same period in 2001. The increase in interest income is due to additional interest received by Tindeco Wharf from the maturity of a CD during the first quarter of 2001.

              Rental operations expense decreased $24,159 from $530,019 in the first quarter of 2000 to $505,860 in the same period in 2001. The decrease in rental operations expense is due to a decrease in maintenance expense, partially offset by an increase in insurance expense and utilities expense at Tindeco Wharf, combined with an increase in legal and accounting expense at Washington Square. Maintenance expense decreased at Tindeco Wharf due to a decrease maintenance service and supply, partially offset by an increase in appliance repairs. The increase in insurance expense at Tindeco Wharf is due to a rise in insurance premiums, and the increase in utilities expense is due to an increase in natural gas charges. The increase in legal and accounting expense at Washington Square is due to additional expenses related to the property's foreclosure on March 22, 2001.

              Hotel operations expense increased $41,776 from $261,094 in the first quarter of 2000 to $302,870 in the same period of 2001. The increase in hotel operations expense is due to the increase in payroll and related expenses due to additional positions added to the payroll during the first quarter of 2001.

             Interest expense decreased $11,969 from $1,038,698 in the first quarter of 2000 to $1,026,729 in the same period in 2001. The decrease in interest expense is due to a decrease in the first mortgage principal balance at Tindeco Wharf.

             Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

              Losses incurred during the first quarter of 2001 at the Registrant's three properties were approximately $414,000 compared to a loss of approximately $614,000 for the same period in 2000. Included in the loss for the first quarter of 2001 is extraordinary income of $68,458 related to the foreclosure of Washington Square on March 22, 2001.

              In the first quarter of 2001, Registrant incurred a loss of $234,000 at Tindeco Wharf including $315,000 of depreciation and amortization expense, compared to a loss of $347,000 in the first quarter of 2000, including $295,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income combined with a decrease in maintenance expense and interest expense partially offset by an increase in insurance expense and utilities expense. The increase in rental income is due to an increase in both residential and commercial rental rates. Maintenance expense decreased due to a decrease in maintenance service and supply, partially offset by an increase in appliance repairs. The increase in insurance expense is due to an increase in insurance premiums, and the increase in utilities expense is due to an increase in natural gas charges.

              On June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

              In the first quarter of 2001, Registrant incurred a loss of $259,000 at The River Street Inn/Factor's Walk including $105,000 of depreciation expense, compared to a loss of $259,000 including $96,000 of depreciation expense in the first quarter of 2000. Included in the loss in the first quarter of 2001 is wages and salaries expense, partially offset by an increase in hotel revenue. The increase in wages and salaries expense is due to additional positions added to the payroll during the first quarter of 2001. Hotel revenue increased due to an increase in occupancy (56% to 66%).

              In the first quarter of 2001, Registrant recognized income of $79,000 at Washington Square including $30,000 of depreciation and amortization expense, compared to a loss of $8,500 including $31,000 of depreciation and amortization expense, in the first quarter of 2000. Included in income for the first quarter of 2001 is extraordinary gain of $68,458 related to the foreclosure of Washington Square on March 22, 2001.

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 4.    Controls and Procedures

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

              Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

              There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

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

                 31             General Partners Opinion
                                Certification

                 32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                           SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: May 28, 2004        DIVERSIFIED HISTORIC INVESTORS II
       ------------
                           By: Dover Historic Advisors, its General
                               Partner

                               By:  EPK, Inc., Managing Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                        SPENCER WERTHEIMER
                                        President (principal executive
                                         officer, principal financial
                                         officer)

                                                       Exhibit 31

                          CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2001 of Diversified Historic
 Investors II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)] for the
 registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b)     [Omitted  in accordance with SEC Release Nos.  33-8238,
    34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May 28, 2004                        /s/ Spencer Wertheimer
       ------------                 Name:  ----------------------
                                           Spencer Wertheimer
                                    Title: President(principal executive
					    officer, principal financial
                                            officer) of the registrant's
                                            managing partner, EPK, Inc.

                                                       Exhibit 32

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II (The "Company") on Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)  The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:	 May 28, 2004                        /s/ Spencer Wertheimer
         ------------                 Name:  ----------------------
                                             Spencer Wertheimer
	                              Title: President(principal executive
                                              officer, principal financial
                                              officer) of the registrant's
                                              managing partner, EPK, Inc.