Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-01
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

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

Item 1.   Financial Statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                              June 30, 2001    December 31, 2000
                              -------------    -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                         $   847,082         $   934,582
 Buildings and improvements    38,847,686          41,596,269
 Furniture and fixtures         3,483,785           3,633,054
                              -----------         -----------
                               43,178,553          46,163,905
Less - accumulated
 depreciation                 (23,803,721)        (24,737,850)
                              -----------         -----------
                               19,374,832          21,426,055
Cash and cash equivalents          92,072              23,681
Restricted cash                 2,105,742           1,767,238
Accounts and notes receivable     224,386             200,441
Other assets (net of
 amortization of $465,762 and
 $445,407)                      1,446,994           1,657,299
                              -----------         -----------
     Total                    $23,244,026         $25,074,714
                              ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations             $32,790,630         $33,792,649
 Accounts payable:
  Trade                         3,688,409           3,681,307
  Related parties               2,653,048           2,879,080
 Interest payable              13,492,541          13,260,609
 Accrued liabilities            1,622,735           1,490,592
 Tenant security deposits         287,627             277,730
                              -----------         -----------
     Total liabilities         54,534,990          55,381,967
Partners' deficit             (31,290,964)        (30,307,253)
                              -----------         -----------
     Total                    $23,244,026         $25,074,714
                              ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                        Three months             Six months
                       ended June 30,          ended June 30,
                      2001        2000        2001        2000
                      ----        ----        ----        ----
Revenues:
 Rental income    $1,329,034  $1,419,045  $2,666,429  $2,680,446
 Hotel income        465,269     376,875     844,918     680,161
 Interest income       9,738       2,633      19,349       5,630
                  ----------  ----------  ----------  ----------
  Total revenues   1,804,041   1,798,553   3,530,696   3,366,237

Costs and expenses:
 Rental operations   474,293     623,622     980,153   1,153,642
 Hotel operations    340,292     283,233     643,163     544,327
 General and
  administrative           0      49,500           0      99,000
 Interest          1,034,750     771,073   2,061,479   1,809,771
 Depreciation and
  amortization       435,383     441,269     898,070     882,539
                  ----------  ----------  ----------  ----------

  Total costs and
   expenses        2,284,718   2,168,697   4,582,865   4,489,279
                  ----------  ----------  ----------  ----------
Net loss before
 extraordinary
 item            ($  480,677)($  370,144)($1,052,169)($1,123,042)
Extraordinary gain
 on extinguishment
 of debt                   0           0      68,458           0
                  ----------  ----------  ----------  ----------
Net loss         ($  480,677)($  370,144)($  983,711)($1,123,042)
                  ==========  ==========  ==========  ==========
Net loss per
 limited
 partnership unit:
 Before
  extraordinary
  item           ($    23.11)($    17.79) ($   50.58)($    53.99)
Extraordinary
 item                      0           0        3.29           0
                  ----------  ----------  ----------  ----------
Net loss per
 limited
 partnership
 unit            ($    23.11)($    17.79)($    47.29)($    53.99)
                  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                            Six months ended
                                                June 30,
                                           2001          2000
                                           ----          ----
Cash flows from operating activities:
 Net loss                              ($983,711)   ($1,123,042)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation and amortization           898,070        882,539
 Extraordinary gain on extinguishment
  of debt                                (68,458)             0
Changes in assets and liabilities:
 Increase in restricted cash            (338,504)      (912,772)
 Increase in accounts receivable         (23,945)       (28,596)
 Decrease (increase) in other assets     183,865        (34,947)
 Increase in accounts payable - trade      7,102        513,270
 Increase in accounts payable -
  related parties                         25,219        128,399
 Increase in interest payable            231,932        600,401
 Increase in accrued liabilities         132,143         35,480
 Increase in tenant security deposits      9,897         12,115
                                        --------     ----------
Net cash provided by operating
 activities                               73,610         72,847
                                        --------     ----------
Cash flow from investing activities:
 Capital expenditures                    (67,328)             0
                                        --------     ----------
Net cash used in investing activities    (67,328)             0
                                        --------     ----------
Cash flows from financing activities:
 Borrowings under debt obligations       147,972        185,750
 Principal payments under debt
  obligations                            (85,863)      (237,690)
                                        --------     ----------
Net cash provided by (used in)
 financing activities                     62,109        (51,940)
                                        --------     ----------
Increase in cash and cash equivalents     68,391         20,907
Cash and cash equivalents at beginning
 of period                                23,681         38,110
                                        --------     ----------
Cash and cash equivalents at end of
 period                                 $ 92,072     $   59,017
                                        ========     ==========

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

NOTE 2 - EXTRAORDINARY GAIN

Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and the judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2001, Registrant had cash of $92,072. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2001, Registrant had restricted cash of $2,105,741 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2001, Registrant incurred a net loss of $480,677 ($23.11 per limited partnership unit) compared to a net loss of $370,144 ($17.79 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a net loss of $983,711 ($47.29 per limited partnership unit) compared to a net loss of $1,123,042 ($53.99 per limited partnership unit) for the same period in 2000.

              Rental income decreased $90,011 from $1,419,045 in the second quarter of 2000 to $1,329,034 in the same period in 2001 and decreased $14,017 from $2,680,446 for the first six months of 2000 to $2,666,429 in the same period of 2001. The decrease in rental income from both the second quarter and the first six months of 2000 to the same period in 2001 occurred at the River Street Inn/Factor's Walk and Washington Square, partially offset by an increase in rental income at Tindeco Wharf. The decrease in rental income at The River Street Inn/Factor's Walk is due to a decrease in percentage rent paid by commercial tenants based on a percentage of monthly sales. The decrease in rental income at Washington Square is due to the foreclosure of the property on March 22, 2001. The increase in rental income at Tindeco Wharf is due to an increase in both residential and commercial rental rates.

              Hotel income increased $88,394 from $376,875 in the second quarter of 2000 to $465,269 in the same period in 2001 and increased $164,757 from $680,161 for the first six months of 2000 to $844,918 for the same period in 2001. The increase in hotel income from both the second quarter and the first six months of 2000 to the same period in 2001 is due to an increase in average occupancy at The River Street Inn/Factor's Walk for the second quarter (70% to 80%) and for the first six months (63% to 73%).

              Rental operations expense decreased by $149,329 from $623,622 in the second quarter of 2000 to $474,293 in the same period in 2001 and decreased $173,489 from $1,153,642 for the first six months of 2000 to $980,153 for the same period in 2001. The decrease in rental operations expense from both the second quarter and the first six months of 2000 to the same period in 2001 is due to the foreclosure of Washington Square on March 22, 2001 combined with a decrease in maintenance expense and insurance expense at Tindeco Wharf. The decrease in maintenance expense is due to a decrease in maintenance service and supply, combined with a decrease in HVAC repairs. The decrease in insurance expense is due to a decrease in policy premiums.

              Hotel operations expense increased $57,059 from $283,233 in the second quarter of 2000 to $340,292 in the same period in 2001 and for the six months increased $98,926 from $544,237 during 2000 to $643,163 during 2001. The increase in hotel operations expense from both the second quarter and the first six months of 2000 to the same period in 2001 is due to an increase in average occupancy for the second quarter (70% to 80%) and for the first six months (63% to 73%).

                Interest expense increased $263,677 from $771,073 in the second quarter of 2000 to $1,034,750 in the same period in 2001, and increased $251,708 from $1,809,771 for the first six months of 2000 to $2,061,479 for the same period in 2001. Interest expense increased at Tindeco Wharf due to a decrease in the interest returned to the property by the trustee of the City of Baltimore refunding bonds. This decrease corrects prior period errors when the trustee returned interest in excess of what it should.

              Effective as of March 22, 2001 Washington Square was foreclosed by the holder of a mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

              Losses incurred during the quarter at the Registrant's two properties were approximately $462,000 compared to a loss at the Registrants three properties of approximately $229,000 for the same period in 2000. For the first six months of 2001, the Registrant's three properties incurred a loss of approximately $876,000 compared to a loss of approximately $845,000 for the same period in 2000.

             In the second quarter of 2001, Registrant incurred a loss of $296,000 at Tindeco Wharf including $317,000 of depreciation and amortization expense, compared to a loss of $64,000 in the second quarter of 2000, including $298,000 of depreciation and amortization expense and, for the first six months of 2001, incurred a loss of $530,000 including $631,000 of depreciation and amortization expense, compared to a loss of $411,000 for the same period in 2000, including $596,000 of depreciation and amortization expense. The increase in loss from the second quarter and the first six months of 2000 to the same period in 2001 is due to an increase in interest expense, legal and accounting expense and utility expense, partially offset by a decrease in maintenance expense and insurance expense, combined with an increase in rental income. The increase in interest expense is due to a decrease in the interest returned to the property by the trustee of the City of Baltimore refunding bonds. This decrease corrects prior period errors when the trustee returns interest in excess of what it should. The increase in legal expense is due to an increase in services rendered. The increase in utility expense is due to an increase in natural gas charges. The decrease in maintenance expense is due to a decrease in maintenance service and supply, combined with an increase in HVAC repairs. The increase in rental income is due to an increase in both residential and commercial rental rates.

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

             In the second quarter of 2001, Registrant incurred a loss of $166,000 at The River Street Inn/Factor's Walk including $105,000 of depreciation expense, compared to a loss of $146,000 including $99,000 of depreciation expense in the second quarter of 2000. The increase in the loss from the second quarter of 2000 to the same period in 2001 is due to a decrease in rental income and an increase in hotel operating expense, partially offset by an increase in hotel income. The decrease in rental income is due to a decrease in percentage rent paid by commercial tenants based on a percentage of monthly sales. The increase in hotel operating expense combined with an increase in hotel income is due to an increase in average occupancy (70% to 80%).

              For the first six months of 2001, Registrant incurred a loss of $425,000 at The River Street Inn/Factor's Walk including $210,000 of depreciation expense, compared to a loss of $406,000 for the same period in 2000, including $198,000 of depreciation expense. The increase in the loss from the first six months of 2000 to the same period in 2001 is due to a decrease in rental income combined with an increase in hotel operations expense, partially offset by an increase in hotel income. The decrease in rental income is due to a decrease in percentage rent paid by commercial tenants based on a percentage of monthly sales. The increase in hotel operating expense, combined with an increase in hotel income is due to an increase in occupancy (63% to 73%).

               In the first six months of 2001, the Registrant recognized net income at Washington Square of $79,000 including $30,000 of depreciation and amortization expense compared to a loss if $28,000 including $62,000 of depreciation and amortization expense during 2000. Included in income for the first six months of 2001 is an extraordinary gain of $68,458 related to the foreclosure of the property on March 22, 2001.


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

Item  2.  Submission of Matters to a Vote of Security Holders

              No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 3.   Exhibits and Reports on Form 8-K

          (a) Exhibit Number    Document
              --------------    --------
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

              31                General     Partners    Opinion
                                Certification

              32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date: June 1, 2004        DIVERSIFIED HISTORIC INVESTORS II
       ------------
                           By: Dover Historic Advisors, its General
                               Partner

                               By:  EPK, Inc., Managing Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President (principal executive
                                          officer, principal financial
                                          officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2001  of  Diversified   Historic
 Investors II;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

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



Date:  June 1, 2004                        /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II (the "Company") on Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 1, 2004                        /s/ Spencer Wertheimer
       ------------                 Name:  ----------------------
                                           Spencer Wertheimer
                                    Title: President(principal executive
					              officer, principal financial
                                            officer) of the registrant's
                                            managing partner, EPK, Inc.