Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-01
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                  September 30,    December 31,
                                      2001             2000
                                      ----             ----
                                   (Unaudited)
Rental properties, at cost:
 Land                           $   847,082      $   934,582
 Buildings and improvements      38,847,686       41,596,269
 Furniture and fixtures           3,618,007        3,633,054
                                -----------      -----------
                                 43,312,775       46,163,905
Less - accumulated depreciation (24,231,547)     (24,737,850)
                                -----------      -----------
                                 19,081,228       21,426,055
Cash and cash equivalents            36,086           23,681
Restricted cash                   2,015,468        1,767,238
Accounts and notes receivable       194,672          200,441
Other assets (net of amortization
 of $477,313 and $445,407)        1,787,135        1,657,299
                                -----------      -----------
     Total                      $23,114,589      $25,074,714
                                ===========      ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $32,760,523      $33,792,649
 Accounts payable:
  Trade                           3,765,270        3,681,307
  Related parties                 2,701,034        2,879,080
Interest payable                 13,980,767       13,260,609
Accrued liabilities               1,570,265        1,490,592
Tenant security deposits            295,781          277,730
                                -----------      -----------
     Total liabilities           55,073,640       55,381,967
Partners' deficit               (31,959,051)     (30,307,253)
                                -----------      -----------
     Total                      $23,114,589      $25,074,714
                                ===========      ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                         Three months                Nine months
                      ended September 30,        ended September 30,
                      2001           2000        2001           2000
                      ----           ----        ----           ----
Revenues:
 Rental income    $1,372,966    $1,410,214   $4,039,395    $4,090,660
 Hotel income        352,119       289,583    1,197,037       969,744
 Interest income      13,517         1,327       32,865         6,957
                   ---------    ----------   ----------    ----------
  Total revenues   1,738,602     1,701,124    5,269,297     5,067,361
                   ---------    ----------   ----------    ----------

Costs and expenses:
 Rental operations   549,855       555,776    1,530,007     1,709,418
 Hotel operations    288,611       611,838      931,773     1,156,165
 General and
  administrative           0        49,500            0       148,500
 Interest          1,128,846       829,216    3,190,325     2,638,987
 Depreciation and
  amortization       439,377       458,261    1,337,448     1,340,800
                   ---------    ----------   ----------    ----------
  Total costs and
   expenses        2,406,689     2,504,591    6,989,553     6,993,870
                   ---------    ----------   ----------    ----------
Net loss
 extraordinary
 item              ($668,087)    ($803,467) ($1,720,256)  ($1,926,509)
Extraordinary gain
 on extinguishment
 of debt                   0             0       68,458             0
                   ---------    ----------   ----------    ----------
Net loss          ($ 668,087)  ($  803,467) ($1,651,798)  ($1,926,509)
                   =========    ==========   ==========    ==========
Net loss per
limited
partnership unit:
Before
 extraordinary
 item             ($   32.12)  ($    38.63)  ($   82.69)  ($    92.61)
Extraordinary item         0             0         3.29             0
                   ---------    ----------   ----------    ----------
Net loss per
 Limited
 Partnership unit: ($  32.12)  ($    38.63)  ($   79.40)  ($    92.61)
                    ========    ==========    =========    ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Nine months ended
                                                September 30,
                                              2001         2000
                                              ----         ----

Cash flows from operating activities:
 Net loss                               ($1,651,798) ($1,926,509)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization           1,337,447    1,340,800
  Extraordinary gain on extinguishment
   of debt                                  (68,458)           0
 Changes in assets and liabilities:
  Increase in restricted cash              (248,230)  (1,028,721)
  Decrease (increase) in accounts
   receivable                                 5,769       (5,228)
  Increase in other assets                 (167,825)     (51,619)
  Increase in accounts payable - trade       83,963      259,689
  Increase in accounts payable -
   related parties                           73,205      196,721
  Increase in interest payable              720,157      911,673
  Increase in accrued liabilities            79,672       76,955
  Increase in tenant security deposits       18,051       21,970
                                         ----------   ----------
 Net cash provided by (used in)
  operating activities                      181,953     (204,269)
                                         ----------   ----------
Cash flows from investing activities:
 Capital expenditures                      (201,551)      (1,800)
                                         ----------   ----------
Net cash used in investing activities      (201,551)      (1,800)
                                         ----------   ----------
Cash flows from financing activities:
 Borrowings under debt obligations          147,972      279,602
 Principal payments under
  debt obligations                         (115,969)     (47,801)
                                         ----------   ----------
 Net cash provided by
  financing activities                       32,003      231,801
                                         ----------   ----------
Increase in cash and cash equivalents        12,405       25,732
Cash and cash equivalents at beginning
 of period                                   23,681       38,110
                                         ----------   ----------
Cash and cash equivalents at end of
 period                                  $   36,086   $   63,842
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

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant, for the year ended December 31, 2000.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

NOTE 2 - EXTRAORDINARY GAIN

Effective as of March, 22 2002 Washington Square was foreclosed by the holder of the mortgage and the judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of September 30, 2001, Registrant had cash of $36,086. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2001, Registrant had restricted cash of $2,015,468 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2001, Registrant incurred  a
net loss of $668,087 ($32.12 per limited partnership unit) compared to a net loss of $803,467 ($38.63 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, the Registrant incurred a net loss of $1,651,798 ($79.40 per limited partnership unit) compared to a net loss of $1,926,509 ($92.61 per limited partnership unit) for the same period in 2000.

              Rental income decreased $37,248 from $1,410,214 in the third quarter of 2000 to $1,372,966 in the same period of 2001 and for the first nine months decreased $51,265 from $4,090,660 of 2000 to $4,039,395 in the same period of 2001. The decrease in rental income during the third quarter, and the first nine months is due to the foreclosure of Washington Square on March 22, 2001, partially offset by an increase in rental income at Tindeco Wharf. The increase in rental income at Tindeco Wharf is due to an increase in both residential and commercial rental rates.

             Hotel income increased $62,536 from $289,583 in the third quarter of 2000 to $352,119 in the same period in 2001. The increase in hotel income is due to an increase in average occupancy (59% to 65%).

              Hotel income increased $227,293 from $969,744 for the first nine months of 2000 to $1,197,037 for the same period in 2001. The increase in hotel income is due to a increase in the average occupancy (59% to 70%).

              Rental operations expense decreased by $5,921 from $555,776 in the third quarter of 2000 to $549,855 in the same period in 2001 and decreased $179,411 from $1,709,418 for the first nine months of 2000 to $1,530,007 for the same period in 2001. The decrease in maintenance expense at Tindeco Wharf is due to a decrease in maintenance service and supply combined with a decrease in non-contract cleaning service.

             Hotel operations expense decreased $323,227 from $611,838 in the third quarter of 2000 to $288,611 in the same period in 2001 and decreased $224,392 from $1,156,165 for the first nine months of 2000 to $931,773 for the same period in 2001. The decrease in hotel operations expense at the River Street Inn/Factor's Walk is due to a decrease in maintenance expense due to an overall decrease in general building repairs.

              Interest expense increased $299,630 from $829,216 in the third quarter of 2000 to $1,128,846 in the same period in 2001 and increased $551,338 from $2,638,987 for the first nine months of 2000 to $3,190,325 for the same period in 2001. The increase in interest expense is due to a decrease in the interest returned to the property by the trustee of the City of Baltimore refunding the bonds. This decrease corrects prior period errors when the trustee returned interest in excess of what it should.

              Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

              Losses  incurred during the quarter at the  Registrant's
two properties were approximately $585,000 compared to a loss of approximately $660,000 at the Registrants three properties for the same period in 2000. For the first nine months of 2001, the Registrant's three properties incurred a loss of approximately $1,460,000 compared to a loss of approximately $1,505,000 for the same period in 2000.

              In the third quarter of 2001, Registrant incurred a net loss of $354,000 at Tindeco Wharf including $321,000 of depreciation and amortization expense, compared to a loss of $11,000, including $312,000 of depreciation and amortization expense in the third quarter of 2000. For the first nine months of 2001, Registrant incurred a loss of $883,000 at Tindeco Wharf including $952,000 of depreciation and amortization expense, compared to a loss of $400,000 for the same period in 2000, including $911,000 of depreciation and amortization expense. The increase in the net loss from the third quarter and the first nine months of 2000 to the same period in 2001 is due to an increase in both legal and accounting expense, management fees and interest expense, partially offset by a decrease in maintenance expense and an increase in rental income. The increase in legal and accounting expense is due to an increase in services rendered. The increase in management fees is due to an increase in rental income. The increase in interest expense is due to a decrease in the interest returned to the property by the trustee of the City of Baltimore refunding the bonds. This decrease corrects prior period errors when the trustee returns interest in excess of what it should. The decrease in maintenance expense is due to a decrease in maintenance service and supply, combined with a decrease in non-contract cleaning service. The increase in rental income is due to an increase in both residential and commercial rental rates.

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

              In the third quarter of 2001, Registrant incurred a loss of $231,000 at The River Street Inn/Factor's Walk including $105,000 of depreciation expense, compared to a loss of $687,000 including $92,000 of depreciation expense in the third quarter of 2000. The decrease in the loss from the third quarter of 2000 to the same period in 2001 is due to an increase hotel and rental income and a decrease in maintenance expense. The increase in hotel income is due to an increase in average occupancy (59% to 65%). The increase in rental income is due an increase in commercial rent per square foot. The decrease in maintenance expense is due to a decrease in general building repairs made during 2001 compared to those made during 2000.

              For the first nine months of 2001, Registrant incurred a loss of $656,000 at The River Street Inn/Factor's Walk including $315,000 of depreciation expense, compared to a loss of $1,093,000 for the same period in 2000, including $297,000 of depreciation expense. The decrease in the loss from the first nine months of 2000 to the same period in 2001 is due to an increase in hotel income and a decrease in maintenance expense. The increase in hotel income is due to an increase in average occupancy (59% to 70%). The decrease in maintenance expense is due to a decrease in building repairs made during 2001 compared to those made during 2000.

           During the first nine months of 2001, Registrant recognized net income at Washington Square of $79,000 including $30,000 of depreciation and amortization expense. Included in the income for the first nine months of 2001 is extraordinary income in the amount of $68,458 related to the foreclosure of the property on March 22, 2001.


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

              31                General     Partners    Opinion
                                Certification

              32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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

 Date: June 1, 2004        DIVERSIFIED HISTORIC INVESTORS II
       ------------
                           By: Dover Historic Advisors, its General
                               Partner

                               By:  EPK, Inc., Managing Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President (principal executive
                                          officer, principal financial
                                          officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 of Diversified Historic Investors II;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II (the "Company") on Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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