Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-01
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2001
                          ---------------------------------------

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

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

Indicate  by  check  mark whether the registrant is  an  accelerated
filer (as defined in Rule 12b-2 of the Act).    Yes        No   X
                                                    -----     -----

                                PART I

Item 1.   Business

          a. General Development of Business

              Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 2001, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned four properties or interests therein. Its interest in two properties have been lost through foreclosure. It currently owns two properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

              Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. One of the properties is held for rental operations and one is operated as a hotel. As of the date hereof it is anticipated that all the properties will continue to be held for these purposes. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2001, Registrant owned two properties
(or interests therein), one each located in Maryland and Georgia. In total, the two properties contain 240 apartment units, 64,361 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 2001, 218 of the apartment units were under lease at monthly rental rates ranging from $920 to $2,250 and approximately 52,688 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $30.69 per sf. Throughout 2001, all of the hotel rooms were available for use. During 2001, the hotel maintained an average nightly room rate of $125.05 and average occupancy of 70%. Rental of the apartments and commercial space is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December.

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

                The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industry. In the Historic District of the Inner Harbor in Baltimore, the competition for tenants remains stiff and several similar buildings exist. The apartment market remains stable although the availability of favorable home financing has placed pressure on the rental tenant base.

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

                    d. Financial Information About Foreign and Domestic Operations and Export Sales.

See Item 8.    Financial Statements and Supplementary Data.


Item 2.   Properties

             As of the date hereof, Registrant owned two properties or interests therein. A summary description of each property held at December 31, 2001 is given below.

           a. Tindeco Wharf - consists of 240 apartment units and approximately 41,802 sf of commercial space located at 2809 Boston Street in the Fell's Point-Canton Historic District of Baltimore, Maryland. In October 1985, Registrant was admitted with an 85% interest to Tindeco Wharf Partnership ("TWP"), a Maryland general partnership, for a cash contribution of $7,271,300. Registrant subsequently increased its ownership interest in TWP to 90% by purchasing an additional 5% interest for $262,500. TWP acquired and rehabilitated this Property at an approximate cost of $28,600,000 ($66 per sf), funded by the equity contribution and mortgage financing of $21,869,600. The mortgage financing is comprised of mortgage revenue bonds and an Urban Development Action Grant ("UDAG") loan. Other financing includes a loan from the developer of $2,300,000 and operating deficit loans from both the property manager and D, LTD in the original principal amounts of $300,000 and $200,000 respectively. The operating deficit loans were repaid during 1999. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide various escrow deposits and required reserves.

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

              The principal balance of the bonds was $16,412,435 at December 31, 2001. The bonds are comprised of both serial and term bonds. The serial bonds bear interest at rates ranging from 4.6% to 6.1% and mature semi-annually from June 1999 through December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 2001 bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 2001) bears interest at 12% and is payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property.

              The property is managed by BCMI. As of December 31, 2001, 218 apartment units (91%) and 37,708 sf of commercial space (90%) were under lease. Monthly rental rates range from $920 to $2,250 for apartments and annual rental rates range from $5.33 to $21.57 per sf for commercial space. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 94% for 2000, 96% for 1999, 98% for 1998, and 98% for 1997. The occupancy for the commercial space for the previous four years has been 92% for 2000, 98% for 1999, 97% for 1998, and 100% for 1997. The range for annual commercial rents has been $5.33 to $21.57 per sf for 2000, $5.33 to $20.55 per sf for 1999,
$5.33  to $25.34 per sf for 1998, and $5.33 to $19.47 per sf for 1997.
There are four tenants who each occupy ten percent or more of the commercial rentable square footage. They operate principally as a medical office, a restaurant, a fitness club and a travel agency.

              The following is a table showing commercial lease expirations at Tindeco Wharf for the next five years.

                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property

2002         2            5,619            109,609           20%
2003         2            7,645            153,512           28%
2004         1            1,944             38,880            7%
2005         1            4,500             23,985            4%
2006         1              950             19,000            4%
Thereafter   1           17,050            198,121           37%

              For tax purposes, this property has a federal tax basis of $27,850,496 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $458,412 which is based on an assessed value of $19,508,200, taxed at a rate of $2.26 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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


           b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 2001 was $5,980,376 and are due on December 31, 2015.

              The property is managed by BCMI. As of December 31, 2001, 15,542 sf of the commercial space (69%) was under lease at annual rental rates ranging from $9.63 to $31.00 per sf. The property also maintains 44 operating hotel rooms at an average nightly rate of $125.05. The average occupancy for 2001 was approximately 69%. The hotel occupancy rate for the previous four years was 61% for 2000, 66% for 1999, 75% for 1998, and 74% for 1997. The average room rates were $124.23 for 2000, $126.45 for 1999, $128.06 for 1998, and $106.06 for
1997. The occupancy for the commercial space was 74% from 1998 to 2000, and 96% for 1997. The range for annual rents was $9.63 to
$30.00  per  sf  for 2000, $7.89 to $26.83 per sf for 1999,  $7.11  to
$26.26  per  sf for 1998, and $7.11 to $25.82 per sf for 1997.   There
are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.


            The   following  is  a  table  showing  commercial   lease
expirations at Factor's Walk for the next five years.

                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property

2002           2           400                8,700           3%
2003           3         2,640               40,690          16%
2004           0             0                    0           0%
2005           4         3,856               68,810          26%
2006           4         8,646              145,674          56%
Thereafter     -          -                    -              -

              For tax purposes, this property has a federal tax basis of $10,726,719 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $59,445 which is based on an assessed value of $1,304,800, taxed at a rate of $3.05 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


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


                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 128.5 Units of record were sold or exchanged in 2001.

           b. As of December 31, 2001, there are 2,571 record holders of Units.

           c. Registrant did not declare any cash dividends in 2001 or 2000.

Item 6.   Selected Financial Data

              The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                2001         2000         1999         1998         1997
                ----         ----         ----         ----         ----
Rental
 income    $ 5,340,239  $ 5,462,332  $ 5,015,476  $ 4,623,527  $ 4,463,462
Hotel
 revenues    1,535,825    1,305,660    1,384,057    1,582,824    1,282,525
Interest
 income         41,165       45,742       23,336       35,575       29,636
Net loss    (2,294,872)  (2,474,642)  (4,292,936)  (2,980,282)  (3,457,494)
Net loss per
 Unit          (110.32)     (118.97)     (206.38)     (143.27)     (166.22)
Total assets
 (net of
 depreciation
 and amort-
 ization)   22,043,707   25,074,714   25,880,800   26,503,288   27,143,753
Debt obliga-
 tions      32,739,177   33,792,649   33,306,221   32,808,014   32,712,165

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At December 31, 2001, Registrant had cash of $175,264. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2001, Registrant had restricted cash of $564,456 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

             During 2001, Registrant incurred a net loss of $2,294,872 ($110.32 per limited partnership unit), compared to a loss $2,474,642 ($118.97 per limited partnership unit) in 2000, and a net loss of $4,292,936 ($206.38 per limited partnership unit), in 1999.

               Rental and hotel income was $6,876,064 in 2001, $6,767,992 in 2000, and 6,399,533 in 1999. The increase from 2000 to
2001 is due to an increase in hotel income at Factors Walk and an increase in rental income at Tindeco Wharf partially offset by a decrease in rental income at Washington Square. The increase in hotel income at Factors Walk is due to an increase in average occupancy (61% to 66%). The increase in rental income at Tindeco Wharf is due to an increase in average occupancy for commercial units (92% to 95%). The decrease in rental income at Washington Square due to the foreclosure of the property on March 22, 2001. The increase in rental and hotel income from 1999 to 2000 is due to an increase in residential rental income at Tindeco Wharf, offset by a decrease at Washington Square. The increase in rental income at Tindeco Wharf is due to an increase in average rental rates. Rental income decreased at Washington Square due to a decrease in average occupancy (95% to 65%).

             Interest income was $41,165 in 2001, $45,742 in 2000, and $23,336 in 1999. The decrease from 2000 to 2001 is due to a decrease in the interest bearing restricted cash balance at Tindeco Wharf. The increase from 1999 to 2000 is the result of an increase in the interest bearing restricted cash balance at Tindeco Wharf.

               Rental operations expense was $2,028,376 in 2001, $2,102,470 in 2000, and $2,055,706 in 1999. The decrease in rental operations expense form 2000 to 2001 is due to the foreclosure of Washington Square on March 22, 2001. The decrease in rental operations expense at Washington Square is partially offset by an increase at Tindeco Wharf. The increase is due to an increase in miscellaneous operating expense and wages and salaries expense, partially offset by a decrease in maintenance expense. The increase in miscellaneous operating expense is due to an increase in general and administrative expenses at the property. The increase in wages and salaries expense is due to an increase in janitorial salaries. The decrease in maintenance expense is due to a decrease in decorating expense, grounds maintenance, outside cleaning service, and exterminating expenses. The increase in rental operations expenses from 1999 to 2000 is due to an increase in management fees at Washington Square and Tindeco Wharf, and payroll expense at Tindeo Wharf, partially offset by a decrease in maintenance expense at both Washington Square and Tindeco Wharf. The increase in management fees at Washington Square is due to a change in management company during 2000. The increase in management fees at Tindeco Wharf is due to an increase in rental income and the increase in payroll expense is due to an increase in marketing and leasing, and maintenance payroll. The decrease in maintenance expense at Washington Square due to a decrease in apartment preparation expense caused by a lower turnover of apartment units in 2000 as compared to 1999. The decrease in maintenance expense at Tindeco Wharf is due to completion of planned repairs at the property.

               Hotel operations expense was $1,257,784 in 2001, $1,122,156 in 2000, and $1,215,631 in 1999. The increase from 2000 to
2001 is due to an increase in wages and salaries expense, and utilities expense, partially offset by a decrease in legal and accounting expense. The increase in wages and salaries expense is due to an increase in administrative salaries. The increase in utilities expense is due to an increase in electricity and gas charges. The decrease in legal and accounting expense is due to a decrease in legal services rendered in 2001. The decrease from 1999 to 2000 is due to a decrease in food and beverage and maintenance expense as a result of a decrease in occupancy throughout the year.

             Partnership administration fees incurred in the amount of $1,333,786 during 1999 are due to the termination of the management agreement with Signature Management Services at Tindeco Wharf.

              General and administrative expense was $0 in 2000 and 2001, and $198,000 in 1999. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

              Interest  expense was $4,216,229 in 2001, $4,240,944  in
2000  and, $4,122,243 and in 1999. The decrease from 2000 to  2001  at
Tindeco Wharf is due to a decrease in interest expense on the development fee note due to payments made against accrued current interest partially offset by an increase in interest expense at Tindeco Wharf is due to a decrease in interest returned to the property by the trustee of the City of Baltimore refunding bonds. The increase from 1999 to 2000 is due to an increase in interest expense at the River Street Inn and Tindeco Wharf. The increase in interest expense at the River Street Inn is due to an increase in the principal balance due to advances made by the first mortgage holder to fund building renovations. Interest expense increased at Tindeco Wharf due to the accrual of interest on a higher average balance on the second mortgage. The balance increased due to the capitalization of interest accrued but not paid on certain loans, as described below.

              Depreciation and amortization was $1,781,784 in 2001, $1,822,805 in 2000, and $1,790,439 in 1999. The decrease from 2000 to
2001 is due to the foreclosure of Washington Square on March 22, 2001. The increase from 1999 to 2000 and from 1998 to 1999 is due to an increase at the River Street Inn and Tindeco Wharf due to the depreciation of fixed asset additions.

              Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

              In 2001, a loss of approximately $2,008,000 was incurred at the Registrant's three properties compared to a loss of approximately $2,131,000 in 2000 and a loss of approximately $3,768,000 in 1999. Included in the loss for 2001, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458. A discussion of property operations/activities follows:

              In  2001,  Tindeco Wharf sustained a loss of  $1,150,000
including $1,274,000 of depreciation and amortization expense compared to a loss of $1,203,000 including $1,235,000 of depreciation and amortization expense in 2000 and a loss of $2,824,000 including $1,235,000 of depreciation and amortization expense and $418,000 of deferred interest (reflecting interest accrued but not paid on the developer's and operating deficit loans) in 1999. The decrease in the loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in miscellaneous operating expense, wages and salaries expense and interest expense. The increase in rental income is due to the increase in commercial unit occupancy (92% to 95%). The decrease in maintenance expense is due to a decrease in decorating expense, grounds maintenance, outside cleaning service, and exterminating expenses. The increase in miscellaneous operating expense is due to an increase in miscellaneous general and administrative expenses at the property. The increase in wages and salaries expense is due to an increase in janitorial salaries. The increase in interest expense is due to a decrease in interest returned to the property by the trustee of the City of Baltimore refunding bonds, partially offset by a decrease in interest expense on the development fee note due to payments made against accrued current interest. The decrease in the loss from 1999 to 2000 is due to an increase in residential rental income combined with a decrease in maintenance expense and the one time partnership administration fee in 1999 partially offset by an increase in interest expense and management fees. Residential rental income increased due to an increase the average rental rates and interest income increased due to an increase in the balance of the interest bearing restricted cash. Maintenance expense decreased due to the completion of planned repairs at the property. Interest expense increased due to an increase in the principal balance upon which interest is calculated. Management fees increased due to an increase in rental income.

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

              In 2001, the River Street Inn sustained a loss of $936,440 including $424,000 of depreciation and amortization expense compared to a loss of $928,000 including $407,000 of depreciation and amortization expense in 2000 and a loss of $936,000 including $382,000 of depreciation and amortization expense in 1999. The increase in loss from 2000 to 2001 is due to an increase in hotel operations expense, partially offset by an increase in hotel income. The increase in hotel operations expense is due to an increase in wages and salaries expense, and utilities expense, partially offset by a decrease in legal and accounting expense. The increase in wages and salaries expense is due to an increase in administrative salaries. The increase in utilities expense is due to an increase in electricity and gas charges. The decrease in legal and accounting expense is due to a decrease in legal services rendered in 2001. The increase in hotel income is due to an increase in average occupancy (61% to 66%). The decrease in the loss from 1999 to 2000 is due to an increase in commercial rental income combined with a decrease in food and maintenance expense. The increase in commercial rental income is due to an increase in the annual rental rates. The decrease in food and maintenance expense is a result of a decrease in occupancy throughout the year.


     FWP is involved in one legal proceeding as discussed below:

              J.  A.  Jones Construction Company ("Jones")  contracted
with FWP for the renovation of what was originally a warehouse into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1994 and 1995. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum rate of prime plus 2% (therefore, 8% at December 31, 2001) and is due on October 1, 2011. Interest is due quarterly.

              On June 30, 1992, Dover Historic Properties, Inc. assigned to Dover Limited a note receivable, from FWP to the Registrant that had been assigned to Dover Historic Properties, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 Dover Limited obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2001 was $30,023. The balance of the note at December 31, 2001 was $197,409.

              In 2001, Washington Square recognized income of $80,000 including $30,000 of depreciation and amortization expense compared to a loss of $1,000 including $126,000 of depreciation expense in 2000, and a loss of $8,000 including $122,000 of depreciation expense in 1999. Included in income for 2001 is extraordinary income of $68,458 related to the foreclosure of Washington Square effective as of March 22, 2001. The decrease in the loss from 1999 to 2000 is due to an increase in rental income due to an increase in average occupancy (95% to 100%), and an increase in average rental rates combined with a decrease in maintenance expense. Maintenance expense decreased due to a lower turnover of apartment units in 2000 compared to 1999. The loss in 1999 is due to a decrease in rental income combined with an increase in maintenance expense. The decrease in rental income is due to a decrease in rental occupancy rates (97% to 95%). The increase in maintenance expense is due to an increase in apartment preparation expense caused by a higher turnover of apartment units.

              On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2001 and 2000 was $168,668 and $163,654, respectively. Payments on the judgment are to be made from available cash flow before any distribution can be made to the limited partners. The balance of the note at December 31, 2001 is $1,195,205.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors II (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $16,168,452, $17,449,441, and $18,324,708 as of December 31, 2001, 2000 and 1999 respectively, and total revenues of $4,875,326, $4,656,945, and $4,306,834 respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 2001 and 2000, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, which insofar as it relates to Tindeco Wharf Partnership is based solely on the report of other auditors, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note C of the financial statements, Diversified Historic Investors II is liable for payment of a $1,800,000 guarantee resulting from the foreclosure on a property in 1993. In the past the partnership has been able to continue the forbearance when the period ends in July, 2000. If the lender executes judgment it is expected to have significant adverse impact on the partnership and could result in a forced sale of the remaining properties.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
May 21, 2002

                     Independent Auditor's Report


To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying balance sheet of Tindeco Wharf Partnership as of December 31, 2001, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Reznick, Fedder & Silverman
Baltimore, Maryland
March 1, 2002

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                               Page

   Consolidated Balance Sheets at December 31, 2001 and 2000      17

   Consolidated Statements of Operations for  the  Years
    Ended December 31, 2001, 2000, and 1999                       18

   Consolidated  Statements  of  Changes  in   Partners'
    Equity for the Years Ended December 31, 2001, 2000, and 1999  19

   Consolidated Statements of Cash Flows for  the  Years
    Ended December 31, 2001, 2000, and 1999                       20

   Notes to consolidated financial statements                    21-27


Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation         29

   Notes to Schedule XI                                           30



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2001 and 2000

                                Assets

                                             2001           2000
                                             ----           ----
Rental properties at cost:
 Land                                  $   847,082    $   934,582
 Buildings and improvements             38,847,686     41,596,269
 Furniture and fixtures                  3,664,871      3,633,054
                                       -----------    -----------
                                        43,359,639     46,163,905
  Less - accumulated depreciation      (24,658,035)   (24,737,850)
                                       -----------    -----------
                                        18,701,604     21,426,055
Cash and cash equivalents                  175,264         23,681
Restricted cash                            564,456      1,767,238
Accounts receivable                        195,916        200,441
Other assets (net of accumulated
 amortization of $495,163 and
 $445,407)                               2,406,467      1,657,299
                                       -----------    -----------
          Total                        $22,043,707    $25,074,714
                                       ===========    ===========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                       32,739,177     33,792,649
 Accounts payable:
  Trade                                  3,776,209      3,681,307
  Related parties                        2,751,080      2,879,080
  Interest payable                      13,459,354     13,260,609
  Tenant security deposits                 284,087        277,730
  Other liabilities                      1,635,925      1,490,592
                                       -----------    -----------
          Total liabilities             54,645,832     55,381,967
Partners' deficit                      (32,602,125)   (30,307,253)
                                       -----------    -----------
          Total                        $22,043,707    $25,074,714
                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                        2001       2000         1999
                                        ----       ----         ----
Revenues:
 Rental income                     $5,340,239  $5,462,332  $ 5,015,476
 Hotel income                       1,535,825   1,305,660    1,384,057
 Interest income                       41,165      45,742       23,336
 Other income                           3,614           0            0
                                   ----------  ----------  -----------
          Total revenues            6,920,843   6,813,734    6,422,869
                                   ----------  ----------  -----------
Costs and expenses:
 Rental operations                  2,028,376   2,102,471    2,055,706
 Hotel operations                   1,257,784   1,122,156    1,215,631
 General and administrative                 0           0      198,000
 Partnership administrative fee             0           0    1,333,786
 Interest                           4,216,229   4,240,944    4,122,243
 Depreciation and amortization      1,781,784   1,822,805    1,790,439
                                   ----------  ----------  -----------
          Total costs and expenses  9,284,173   9,288,376   10,715,805
                                   ----------  ----------  -----------
Net loss before extraordinary item($2,363,330)($2,474,642)($ 4,292,936)
Extraordinary gain on
 extinguishment of debt                68,458           0            0
                                   ----------  ----------  -----------
Net loss                          ($2,294,872)($2,474,642)($ 4,292,936)
                                   ==========  ==========  ===========

Net loss per limited partnership
 unit:
 Loss before extraordinary item   ($   113.61)($   118.97) ($   206.38)
 Extraordinary item                      3.29           0            0
                                   ----------  ----------  -----------
Total loss per limited
 partnership unit                 ($   110.32)($   118.97) ($   206.38)
                                   ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                       (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1997      ($377,014) ($20,182,379) ($20,559,393)
Net loss                            (29,803)   (2,950,479)   (2,980,282)
                                   --------   -----------   -----------
Balance at December 31, 1998       (406,817)  (23,132,858)  (23,539,675)
Net loss                            (42,929)   (4,250,007)   (4,292,936)
                                   --------   -----------   -----------
Balance at December 31, 1999       (449,746)  (27,382,865)  (27,832,611)
Net loss                            (24,746)   (2,449,896)   (2,474,642)
                                   --------   -----------   -----------
Balance at December 31, 2000       (474,492)  (29,832,761)  (30,307,253)
Net loss                            (22,949)   (2,271,923)   (2,294,872)
                                   --------   -----------   -----------
Balance at December 31,2001       ($497,441) ($32,104,684) ($32,602,125)
                                   ========   ===========   ===========

 (1) General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 2001, 2000, and 1999.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2001, 2000, and 1999

                                        2001        2000        1999
                                        ----        ----        ----
Cash flows from operating
 activities:
 Net loss                          ($2,294,872)($2,474,642)($4,292,936)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization      1,781,784   1,822,805   1,790,439
  Extraordinary gain                   (68,458)          0           0
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                              1,202,781    (258,714)   (413,151)
  Decrease (increase) in accounts
   receivable                            4,525     (67,168)    (61,690)
  (Increase) decrease in other assets (805,007)     60,552      19,934
  Increase in accounts payable -
   trade                                94,903     440,072     413,783
  Increase (decrease) in accounts
   payable - related parties           123,251     (84,354)  1,441,700
  Increase in interest payable         198,745     807,247   1,109,954
  Increase in tenant security deposits   6,357      27,792         804
  Increase (decrease) in other
   liabilities                         145,333      (8,629)    206,000
                                    ----------  ----------  ----------
    Net cash provided by operating
     activities:                       389,342     264,961     214,837
                                    ----------  ----------  ----------
Cash flows from investing
 activities:
 Capital expenditures                 (248,415)   (765,817)   (894,188)
                                    ----------  ----------  ----------
    Net cash used in investing
     activities:                      (248,415)   (765,817)   (894,188)
                                    ----------  ----------  ----------
Cash flows from financing
 activities:
 Borrowings under debt obligations     157,472   1,694,430   1,387,108
 Payments of principal under debt
  obligations                         (146,816) (1,208,003)   (888,901)
                                    ----------  ----------  ----------
    Net cash provided by
     financing activities:              10,656     486,427     498,207
                                    ----------  ----------  ----------
Increase (decrease) in cash and
 cash equivalents                      151,583     (14,429)   (181,144)
Cash and cash equivalents at
 beginning of year                      23,681      38,110     219,254
                                    ----------  ----------  ----------
Cash and cash equivalents at end
 of year                            $  175,264  $   23,681  $   38,110
                                    ==========  ==========  ==========

Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest                          $3,689,055  $3,433,697  $3,012,289


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

Tindeco Wharf Partnership ("TWP") incurred $818,465 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $211,319 and $188,663 at December 31, 2001 and 2000, respectively.
4.   Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.   Net Income per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 2001, 2000 and 1999).

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

NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

                                                   December 31,
                                                2001         2000
                                                ----         ----
Mortgage  loan,  interest  only  at  14%;  $ 7,273,271  $ 7,123,830
principal   due   December   31,    2015,
collateralized  by  the  related   rental
property

Mortgage  loan,  interest  at  12%,   due    1,800,000    1,800,000
January 1, 1992, collateralized by the related rental property (A)

Mortgage  loans, interest at the  Federal            0    1,083,896
Reserve Discount rate plus 2% with a minimum of 7% and a maximum of 15% (7% at December 31, 2000 and 1999), principal and interest payable monthly based on a 20-year amortization schedule; principal due October 1, 2005; collateralized by the related rental property (C)

Mortgage revenue bonds comprised  of  the   16,412,435   16,531,452
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

Note  payable  to  a developer,  interest
accrues  at 12%, of which 6% interest  is
payable  annually; deferred  interest  is
payable   out  of  cash  flow   after   a
preference return to the Partnership with
interest  accruing on the unpaid  amount;
principal and unpaid interest due at  the
earlier  of  sale or refinancing  of  the
property or 2005; unsecured                  2,300,000    2,300,000
                                           -----------  -----------
                                           $32,739,177  $33,792,649
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

  (B) Interest and principal after August 1, 1990 due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No interest was paid during 2001, 2000 or 1999.

  (C) This property was foreclosed as of March 22, 2001.



Approximate maturities of mortgage loan obligations, at December 31, 2001 for each of the succeeding five years are as follows:

     Year ending December 31,
             2002                           $ 1,931,154
             2003                               144,528
             2004                               159,267
             2005                             7,428,980
             2006                               193,406
             Thereafter                      22,881,842
                                            -----------
                                            $32,739,177
                                            ===========

NOTE D - ACQUISITIONS

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

In October 1985, the Partnership purchased a three-story building, consisting of 29 residential apartments and 9,500 square feet of commercial space, for a cash consideration of $1,320,883. The lender foreclosed on March 22, 2001.

In October 1985, the Partnership was admitted, with an 85% general partner interest, to a Maryland general partnership, which owns a building located in Baltimore, Maryland, consisting of 240 residential units and 41,307 square feet of commercial space, for a cash capital contribution of $7,271,300. The Partnership subsequently purchased an additional 5% interest for $262,500. On June 30, 2003, the Registrant transferred its interest in TWP to an affiliate of the owner of the second mortgage loan secured by the property of TWP. At transfer, the liabilities of TWP exceeded the value of Registrant's interest in TWP. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.


NOTE E- COMMITMENTS AND CONTINGENCIES

Pursuant to certain agreements, the developers of and lenders to the properties are entitled to share in the following:

1. 15% of net cash flow from operations (one property), and 15% to 50% of net cash flow from operations above certain specified amounts (two properties);

2. 10% to 45% of the net proceeds, as defined, of the sale of the respective properties (two properties). Generally, the
     Partnership is entitled to a priority distribution of the net proceeds of sale prior to any payments to developers.

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 8% at December 31, 2001) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997.

NOTE F - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2000 was $22,620. The balance of the note at December 31, 2000 was
$197,409. Interest accrued during 2001 and 2000 was $30,023 and $22,619, respectively. The balance of the note at December 31, 2001 was $197,409.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2001 and 2000 was $168,668 and $163,654, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2001 was $1,195,205.

Tindeco Wharf Partnership accrues to Dover Historic Advisors, an affiliate of a partner, and Boston Street Properties, Inc., a former partner, an annual investor service fee of $10,000 each. These fees are paid from available cash flow subsequent to the payment of the operating deficit loan and current interest on the development fee note. No fees were paid during 2001. Accrued investor service fees are $100,000 at December 31, 2001.


NOTE G - EXTRAORDINARY GAIN

Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on this foreclosure in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.


NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                        For the years ended December 31,
                                        2001          2000          1999
                                        ----          ----          ----
Net loss - book                   ($ 2,294,872) ($ 2,474,642) ($ 4,292,936)
 Depreciation                         (262,345)       77,686       (79,205)
 Interest                              982,822       978,434       818,633
 Other Interest                       (240,000)            0             0
 Guarantor fees                        121,800       121,800       121,800
 Investor service fee                   20,000        20,000        20,000
 Partnership administrative fee              0    (1,333,786)    1,333,786
 Other                                 110,692        19,252             0
Minority interest - tax only            97,016       199,521       124,189
Extraordinary gain on extinguishment
 of debt                              (259,981)            0             0
                                   -----------   -----------   -----------
Net loss - tax                    ($ 1,724,868) ($ 2,391,735) ($ 1,953,733)
                                   ===========   ===========   ===========

Partners' equity - book           ($32,602,125) ($30,307,253) ($27,832,611)
Costs of issuance                    2,471,196     2,471,196     2,471,196
Cumulative tax over book loss        8,481,727     8,436,375     8,914,091
Facade easement donation (tax only)    203,778       203,778       203,778
Prior period adjustment                 48,071        48,071        48,071
Capital adjustments (tax only)        (324,580)     (324,580)     (324,580)
                                   -----------   -----------   -----------
Partners' equity - tax            ($21,721,933) ($19,472,413) ($16,520,055)
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

NOTE J - SUBSEQUENT EVENT

The Registrant has determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant has begun the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Warf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

                       SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS II
                   (a limited partnership)


        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 2001

                                                    Cost
                                                Capitalized
                                Initial Cost     Subsequent
                               to Partnership        to
                                     (b)        Acquisition

                                       Buildings   Land
                                         and        and
                      Encum-           Improve-   Improve-
Description           brances   Land    ments      ments
-----------           -------   ----   ---------  --------
  (a)                   (f)
44 room hotel with
22,559 square
feet of commercial
space in
Savannah, GA      $ 7,273,270 $200,000 $ 9,178,160 $ 2,026,310

240 apartment units
and 41,802
square feet of
commercial
space in
Baltimore, MD      23,665,907  647,082   2,000,000  29,308,087
                  ----------- -------- ----------- -----------
                  $30,939,177 $847,082 $11,178,160 $31,334,397
                  =========== ======== =========== ===========


                                 Gross Amount
                                   at which
                                  Carried at
                               December 31, 2001


                      Buildings                          Date
                        and                   Accumu-     of     Date
                      Improve-     Total       lated    Constr. Acquir-
Description   Land     ments       (c)(d)   Depr.(d)(e)   (a)     ed
-----------   ----   ---------    -------   ----------- ------  -------
44 room hotel
with
22,559 square
feet of
commercial
space in                                                 1985-
Savannah, GA $200,000 $11,204,470 $11,404,470 $6,256,174 1986  8/9/85

240 apartment
units and
41,802
square feet
of commercial
space in                                                  1985-
Baltimore,MD $647,082 $31,308,088 $31,955,170 $18,401,861 1988 10/15/85
             -------- ----------- ----------- -----------
             $847,082 $42,512,588 $43,359,640 $24,658,035
             ======== =========== =========== ===========

                    DIVERSIFIED HISTORIC INVESTORS
                        (A limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2001

(A)  All  properties are certified historic structures as  defined  in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2001, for Federal income tax purposes is $38,577,215. The depreciable basis of buildings and improvements is reduced for federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:

                                        2001        2000        1999
                                        ----        ----        ----
Balance at beginning of year       $46,163,905 $45,398,088 $44,503,900
Additions during the year:
 Improvements                          248,415     765,817     894,188
 Deductions due to foreclosure      (3,052,681)          0           0
                                   ----------- ----------- -----------
Balance at end of year             $43,359,639 $46,163,905 $45,398,088
                                   =========== =========== ===========

Reconciliation of accumulated depreciation:
                                        2001        2000        1999
                                        ----        ----        ----
Balance at beginning of year       $24,737,850 $22,962,044 $21,218,232
Depreciation expense for the year    1,725,944   1,775,806   1,743,812
Decreases due to foreclosure        (1,805,759)          0           0
                                   ----------- ----------- -----------
Balance at end of year             $24,658,035 $24,737,850 $22,962,044
                                   =========== =========== ===========

(E) See Note B to the financial statements for depreciation method and lives.

(F) See Note F to the financial statements for information regarding certain contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure

          None.

Item 9A.   Controls and Procedures

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

          b. Identification of Executive Officers

              The General Partner of the Registrant is Dover Historic Advisors (DoHA), a Pennsylvania general partnership. The partners of DoHA are as follows:

Name         Age     Position         Term of Office    Period Served
----         ---     --------         --------------    -------------

SWDHA, Inc.   --   Partner in DoHA-II  No fixed term   Since May 1997

EPK, Inc.     --   Partner in DoHA-II  No fixed term   Since May 1997

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

          Donna M. Zanghi (age 44) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 36) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2001, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2001, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2001 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1997 through 2001.

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

                                PART IV

Item  14.  (A) Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

          1. Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2001 and 2000.

                            b.   Consolidated Statements of Operations
                 for  the  Years  Ended December 31,  2001,  2000  and
                 1999.

                            c.   Consolidated Statements of Changes in
                 Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999.

                            d.   Consolidated Statements of Cash Flows
                 for  the  Years  Ended December 31,  2001,  2000  and
                 1999.

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

                     21             Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                     31             General Partners Opinion
                                    Certification

                     32             Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted Pursuant to  Sectio
                                    906  of  the Sarbanes-Oxley
                                    Act of 2002




               (b)  Reports on Form 8-K:

                No reports were filed on Form 8-K during the quarter ended December 31, 2001.

               (c)  Exhibits:

               See   Item   14(A)(3) above.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 1, 2004       DIVERSIFIED HISTORIC INVESTORS II
       ------------
                             By: Dover Historic Advisors,
                                  its General Partner

                                By: EPK, Inc., Managing Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President(principal executive
                                         officer,principal financial
                                         officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 1, 2004       DIVERSIFIED HISTORIC INVESTORS II
       ------------
                             By: Dover Historic Advisors,
                                  its General Partner

                                By: EPK, Inc., Managing Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President(principal executive
                                         officer,principal financial
                                         officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2001 of Diversified Historic Investors II;

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



Date: June 1, 2004                    /s/ Spencer Wertheimer
      ------------                    ----------------------
                                Name: Spencer Wertheimer
                               Title: President
                                      (principal executive officer,
                                      principal financial officer)
                                      of the registrant's
                                      managing partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors II (the "Company") on Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: June 1, 2004                    /s/ Spencer Wertheimer
      ------------                    ----------------------
                                Name: Spencer Wertheimer
                               Title: President
                                      (principal executive officer,
                                      principal financial officer)
                                      of the registrant's
                                      managing partner, EPK, Inc.