Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-07
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                                Assets

                                March 31, 2002  December 31, 2001
                                --------------  -----------------
                                 (Unaudited)
Rental properties, at cost:
 Land                           $   847,082        $   847,082
 Buildings and improvements      38,847,686         38,847,686
 Furniture and fixtures           3,684,187          3,664,871
                                -----------        -----------
                                 43,378,955         43,359,639
Less - accumulated depreciation (25,082,896)       (24,658,035)
                                -----------        -----------
                                 18,296,059         18,701,604
Cash and cash equivalents            63,378            175,264
Restricted cash                   1,011,647            564,456
Accounts and notes receivable       251,319            195,916
Other assets (net of
 amortization of $508,266
 and $495,163)                    1,638,941          2,406,467
                                -----------        -----------
     Total                      $21,261,344        $22,043,707
                                ===========        ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $32,707,573        $32,739,177
 Accounts payable:
  Trade                           3,891,707          3,776,209
  Related parties                 2,844,161          2,751,080
 Interest payable                13,012,467         13,459,354
 Tenant security deposits           300,736            284,087
 Other liabilities                1,677,204          1,635,925
                                -----------        -----------
     Total liabilities           54,433,848         54,645,832
Partners' deficit               (33,172,504)       (32,602,125)
                                -----------        -----------
     Total                      $21,261,344        $22,043,707
                                ===========        ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                        Three months ended
                                             March 31,
                                      2002              2001
                                      ----              ----
Revenues:
 Rental income                   $1,324,402        $1,337,395
 Hotel income                       400,542           379,648
 Other income                           600                 0
 Interest income                      1,875             9,610
                                 ----------        ----------
     Total revenues               1,727,419         1,726,653
                                 ----------        ----------
Costs and expenses:
 Rental operations                  493,777           505,860
 Hotel operations                   336,532           302,870
 Interest                         1,029,523         1,026,729
 Depreciation and amortization      437,964           462,686
                                 ----------        ----------
     Total costs and expenses     2,297,796         2,298,145
                                 ----------        ----------
Net loss before
 extraordinary item                (570,377)         (571,492)
Extraordinary gain on
 extinguishment of debt                   0            68,458
                                 ----------        ----------
Net loss                        ($  570,377)      ($  503,034)
                                 ==========        ==========


Net loss per limited
 partnership unit:
 Loss before extraordinary item ($    27.42)      ($    27.47)
 Extraordinary item                       0              3.29
                                 ----------        ----------
Total loss per limited
 partnership unit                ($   27.42)      ($    24.18)
                                 ==========        ==========



The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

                              (Unaudited)

                                             Three months ended
                                                  March 31,
                                             2002          2001
                                             ----          ----
Cash flows from operating activities:
 Net loss                                ($570,377)     ($503,034)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation and amortization             437,965        462,386
 Extraordinary gain on extinguishment
  of debt                                        0        (68,458)
 Changes in assets and liabilities:
  Increase in restricted cash             (447,191)       (32,803)
  Increase in accounts receivable          (55,403)       (39,347)
  Decrease in other assets                 754,423         53,797
  Increase (decrease) in accounts
   payable - trade                         115,498        (59,547)
  Increase in accounts payable -
   related parties                          93,081         41,636
 (Decrease) increase in interest payable  (446,887)           491
 Increase in accrued liabilities            41,278         94,206
 Increase (decrease) in tenant
  security deposits                         16,647        (14,165)
                                          --------       --------
 Net cash used in operating activities     (60,966)       (64,538)
                                          --------       --------
Cash flows from investing activities:
 Capital expenditures                      (19,316)       (12,964)
                                          --------       --------
Net cash used in investing activities      (19,316)       (12,964)
                                          --------       --------
Cash flows from financing activities:
 Borrowings under debt obligations               0        147,972
 Principal payments                        (31,604)       (56,479)
                                          --------       --------
 Net cash used in financing activities     (31,604)        91,493
                                          --------       --------
(Decrease) increase in cash and cash
 equivalents                              (111,886)        13,991
Cash and cash equivalents at beginning
 of period                                 175,264         23,681
                                          --------       --------
Cash and cash equivalents at end of
 period                                   $ 63,378      $  37,672
                                          ========      =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in Form 10-K of the Registrant for the year ended December 31, 2001.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2002, Registrant had cash of $63,378. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2002, Registrant had restricted cash of $1,011,647 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available for the Registrant to pay its general and administrative expenses. Effective March 22, 2001, Washington Square was foreclosed by the holder of a mortgage and a judgment. In the legal proceeding involving Morrison Clark, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II.
Item 1.  Legal Proceedings.

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

          (3)  Results of Operations

              During the first quarter of 2002, Registrant incurred a net loss of $570,377 ($27.42 per limited partnership unit) compared to a net loss of $503,034 ($24.18 per limited partnership unit) for the same period in 2001.

              Rental income decreased $12,993 from $1,337,395 in the first quarter of 2001 to $1,324,402 in the same period in 2002. The decrease in rental income is due to the foreclosure of Washington Square in the first quarter of 2001, partially offset by an increase in rental income at Tindeco Wharf due to an increase in average occupancy (91% to 93%).

             Hotel income increased $20,894 from $379,648 in the first quarter of 2001 to $400,542 in the same period in 2002. The increase in hotel income is due to an increase in average occupancy (66% to 68%) at the River Street Inn/Factor's Walk.

             Interest income decreased $7,735 from $9,610 in the first quarter of 2001 to $1,875 in the same period in 2002. The decrease in interest income is due to a decrease in money market interest rates.

             Rental operations expense decreased $12,083 from $505,860 in the first quarter of 2001 to $493,777 in the same period in 2002. The decrease in rental operations expense is due to the foreclosure of Washington Square that occurred on March 22, 2001 combined with a decrease in utilities expense, partially offset by an increase in insurance expense and maintenance expense at Tindeco Wharf. The decrease in utilities expense is due to a decrease in gas charges. The increase in insurance expense is due to insurance market conditions. The increase in maintenance expense is due to an increase in maintenance service and supply combined with an increase in appliance repairs.

              Hotel operations expense increased $33,662 from $302,870 in the first quarter of 2001 to $336,532 in the same period of 2002. The increase in hotel operations expense is due to the increase in insurance expense and an increase in maintenance expense. The increase in insurance expense is due to insurance market conditions. The increase in maintenance expense is due to roof repairs made during the quarter.

             Interest expense increased $2,794 from $1,026,729 in the first quarter of 2001 to $1,029,523 in the same period in 2002. Interest expense increased at Tindeco Wharf due to a decrease in interest returned to the property by the trustee of the City of Baltimore refunding bonds. This decrease corrects prior period errors when the trustee returned interest in excess of what it should.

              Losses incurred during the first quarter of 2002 at  the
Registrant's two properties were approximately $473,000. Losses incurred during the first quarter of 2001 at the Registrant's three properties were approximately $414,000

              In the first quarter of 2002, Registrant incurred a loss of $232,000 at Tindeco Wharf including $319,000 of depreciation and amortization expense, compared to a loss of $234,000 in the first quarter of 2001, including $315,000 of depreciation and amortization expense. The decrease in loss from the first quarter of 2001 to the same period in 2002 is due to an increase in rental income, partially offset by an increase in rental operations expense and interest expense. The increase rental income is due to an increase in average occupancy (91% to 93%). The increase in rental operations expense is due to an increase in insurance expense and maintenance, partially offset by a decrease in utilities expense. The increase in insurance expense is due to insurance market conditions and the increase in maintenance expense is due to an increase in maintenance service and supplies and appliance repairs. The decrease in utility expense is due to a decrease in monthly gas charges. Interest expense increased due to a decrease in interest returned to the property by the trustee of the City of Baltimore refunding bonds. This decrease corrects prior period errors when the trustee returned interest in excess of what it should.

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

              In the first quarter of 2002, Registrant incurred a loss of $241,000 at The River Street Inn/Factor's Walk including $105,000 of depreciation and amortization expense, compared to a loss of $259,000 including $105,000 of depreciation and amortization expense in the first quarter of 2001. The decrease in the loss from the first quarter of 2001 to the same period in 2002 is due to an increase in hotel income, partially offset by an increase in maintenance expense. The increase in hotel income is due to an increase in average occupancy (66% to 68%). The increase in maintenance expense is due to an increase in roof repairs made during the quarter.


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

               31               General Partners Opinion
                                Certification

               32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date: June 7, 2004        DIVERSIFIED HISTORIC INVESTORS II
       ------------
                           By: Dover Historic Advisors, its General
                               Partner

                               By:  EPK, Inc., Managing Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President (principal executive
                                          officer, principal financial
                                          officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31st, 2002 of Diversified Historic Investors II;

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



Date:  June 7, 2004                        /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II (the "Company") on Form 10-Q for the quarterly period ended March 31st, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  June 7, 2004                        /s/ Spencer Wertheimer
       ------------                 Name:  ----------------------
                                           Spencer Wertheimer
                                    Title: President(principal executive
					              officer, principal financial
                                            officer) of the registrant's
                                            managing partner, EPK, Inc.