Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-07
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                 Assets

                                 June 30, 2002    December 31, 2001
                                 -------------    -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                            $   847,082         $   847,082
 Buildings and improvements       38,847,686          38,847,686
 Furniture and fixtures            3,688,691           3,664,871
                                 -----------         -----------
                                  43,383,459          43,359,639
 Less - accumulated depreciation (25,507,017)        (24,658,035)
                                 -----------         -----------
                                  17,876,442          18,701,604
Cash and cash equivalents            220,248             175,264
Restricted cash                    1,455,775             564,456
Accounts and notes receivable        264,391             195,916
Other assets (net of amortization
 of $521,369 and $495,163)         1,457,108           2,406,467
                                 -----------         -----------
     Total                       $21,273,964         $22,043,707
                                 ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $32,675,192         $32,739,177
 Accounts payable:
  Trade                            3,890,789           3,776,209
  Related parties                  2,896,816           2,751,080
 Interest payable                 13,304,128          13,459,354
 Other liabilities                 1,781,599           1,635,925
 Tenant security deposits            318,560             284,087
                                 -----------         -----------
     Total liabilities            54,867,084          54,645,832
Partners' deficit                (33,593,120)        (32,602,125)
                                 -----------         -----------
     Total                       $21,273,964         $22,043,707
                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                        Three months             Six months
                       ended June 30,          ended June 30,
                      2002        2001        2002        2001
                      ----        ----        ----        ----
Revenues:
 Rental income    $1,423,503  $1,329,034  $2,748,504  $2,666,429
 Hotel income        505,928     465,269     906,470     844,918
 Interest income       2,061       9,738       3,937      19,349
                  ----------  ----------  ----------  ----------
  Total revenues   1,931,492   1,804,041   3,658,911   3,530,696
                  ----------  ----------  ----------  ----------
Costs and expenses:
 Rental operations   529,635     474,293   1,023,413     980,153
 Hotel operations    305,597     340,292     642,128     643,163
 Interest          1,079,655   1,034,750   2,109,178   2,061,479
 Depreciation and
  amortization       437,223     435,383     875,188     898,070
                  ----------  ----------  ----------  ----------
  Total costs and
   expenses        2,352,110   2,284,718   4,649,907   4,582,865
                  ----------  ----------  ----------  ----------
Net loss before
 extraordinary
 item               (420,618)   (480,677)   (990,996) (1,052,169)
Extraordinary gain
 on extinguishment
 of debt                   0           0           0      68,458
                  ----------  ----------  ----------  ----------
Net loss         ($  420,618)($  480,677)($  990,996)($  983,711)
                  ==========  ==========  ==========  ==========

Net loss per
 limited
 partnership unit:
 -before
  extraordinary
  item           ($    20.22)($    23.11)($    47.64)($    50.58)
 -extraordinary
  item                     0           0           0        3.29
                  ----------  ----------  ----------  ----------
Net loss         ($    20.22)($    23.11)($    47.64)($    47.29)
                  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                 Six months ended
                                                     June 30,
                                                 2002        2001
                                                 ----        ----

Cash flows from operating activities:
 Net loss                                     ($990,996)  ($983,711)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                 875,188     898,070
  Extraordinary gain on extinguishmentof debt         0     (68,458)
 Changes in assets and liabilities:
  Increase in restricted cash                  (891,319)   (338,504)
  Increase in accounts receivable               (68,475)    (23,945)
  Decrease in other assets                      923,154     183,865
  Increase in accounts payable-trade            114,579       7,102
  Increase in accounts payable-related parties  145,737      25,219
  (Decrease) increase in interest payable      (155,226)    231,932
  Increase in accrued liabilities               145,675     132,143
  Increase in tenant security deposits           34,472       9,897
                                               --------    --------
 Net cash provided by operating activities      132,789      73,610
                                               --------    --------
Cash flows from investing activities:
 Capital expenditures                           (23,820)    (67,328)
                                               --------    --------
 Net cash used in investing activities          (23,820)    (67,328)
                                               --------    --------
Cash flows from financing activities:
 Borrowings under debt obligations                    0     147,972
 Principal payments under debt obligations      (63,985)    (85,863)
                                               --------    --------
  Net cash (used in) provided by
   financing activities                         (63,985)     62,109
                                               --------    --------
Increase in cash and cash equivalents            44,984      68,391
Cash and cash equivalents at beginning
 of period                                      175,264      23,681
                                               --------    --------
Cash and cash equivalents at end of period     $220,248    $ 92,072
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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2002, Registrant had cash of $220,248. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2002, Registrant had restricted cash of $1,455,775 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available for the Registrant to pay its general and administrative expenses. Washington Square was foreclosed by the holder of a mortgage and a judgment on March 22, 2001. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II. Item 1. Legal Proceedings.

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

          (3)  Results of Operations

              During the second quarter of 2002, Registrant incurred a net loss of $420,618 ($20.22 per limited partnership unit) compared to a net loss of $480,677 ($23.11 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant incurred a net loss of $990,996 ($47.64 per limited partnership unit) compared to a net loss of $1,123,042 ($53.99 per limited partnership unit) for the same period in 2001.

              Rental income increased $94,468 from $1,329,034 in the second quarter of 2001 to $1,423,502 in the same period in 2002 and increased $82,076 from $2,666,429 for the first six months of 2001 to $2,748,505 in the same period of 2002. The increase in rental income from the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in commercial rental rates at the River Street Inn/Factor's Walk and an increase in average occupancy at Tindeco Wharf for the second quarter (91% to 93%) and for the first six months (90% to 93%).

              Hotel income increased $40,659 from $465,269 in the second quarter of 2001 to $505,928 in the same period in 2002 and increased $61,552 from $844,918 for the first six months of 2001 to $906,470 for the same period in 2002. The increase in hotel income for the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in average rental rates.

              Rental operations expense increased by $55,342 from $474,293 in the second quarter of 2001 to $529,635 in the same period in 2002 and increased $43,260 from $980,153 for the first six months of 2001 to $1,023,413 for the same period in 2002. The increase in rental operations expense from the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in wages and salaries expense, insurance expense, and maintenance expense, partially offset by a decrease in utilities expense at Tindeco Wharf. The increase in wages and salaries expense is due to an increase in maintenance and janitorial salaries. The increase in insurance expense is due to insurance market conditions. The increase in maintenance expense is due to an increase in maintenance service and supply, plumbing and electrical expense and pool expenses.

              Hotel operations expense decreased $34,695 from $340,292 in the second quarter of 2001 to $305,597 in the same period in 2002 and for the six months decreased $1,035 from $643,163 in the first six months of 2001 to $642,128 in the same period in 2002. The decreases in hotel operations expense from the second quarter and the first six months of 2001 to the same period in 2002 is due to a decrease in wages and salaries expense, partially offset by an increase in hotel room expenses. The decrease in wages and salaries expense is due to a decrease in desk clerk salaries. The increase in hotel room expenses is due to an increase in hotel guest supplies.

                Interest expense increased $44,905 from $1,034,750 in the second quarter of 2001 to $1,079,655 in the same period of 2002. The increase in interest expense from the second quarter of 2001 to the same period in 2002 is due to an increase in principal balance upon which interest is calculated at The River Street Inn/Factor's Walk due to a principal addition made during the fourth quarter of 2001, partially offset by a decrease in interest expense at Tindeco Wharf. The decrease at Tindeco Wharf is due to a decrease in the prime rate used to calculate the interest expense on a note payable.

                Interest expense decreased $192,301 from $2,301,479 in the first six months of 2001 to $2,109,178 in same period of 2002. The decrease in interest expense at Tindeco Wharf is due to a decrease in the prime rate used to calculate the interest expense on a note payable.

                Losses incurred during the second quarter at the Registrant's two properties were approximately $332,000 compared to losses in 2001 of approximately $462,000. For the first six months of 2002 losses incurred at the Registrant's two properties were approximately $806,000 compared to losses in 2001 at the Registrant's three properties of approximately $876,000.

             In the second quarter of 2002, Registrant incurred a loss of $227,000 at Tindeco Wharf including $319,000 of depreciation and amortization expense, compared to a loss of $296,000 in the second quarter of 2001, including $317,000 of depreciation and amortization expense. For the first six months of 2002, Registrant incurred a loss of $459,000 including $638,000 of depreciation and amortization expense, compared to a loss of $530,000 for the same period in 2001, including $631,000 of depreciation and amortization expense. The decrease in loss from the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in interest expense, partially offset by an increase in rental operations expense. The increase in rental income is due to an increase in average occupancy for the second quarter (91% to 93%) and for the first six months (90% to 93%). The decrease in interest expense is due to a decrease in the prime rate used to calculate the interest expense on a note payable. The increase in rental operations expense is due to an increase in wages and salaries expense and insurance expense, partially offset by a decrease in maintenance expense.  The  increase in wages and salaries expense  is  due  to  an increase in maintenance and janitorial salaries. The increase in insurance expense is due to an increase in insurance market conditions. The increase in maintenance expense is due to an increase in maintenance service and supply, plumbing and electrical expense and pool expenses.

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

             In the second quarter of 2002, Registrant incurred a loss of $106,000 at The River Street Inn/Factor's Walk including $105,000 of  depreciation  and  amortization expense, compared  to  a  loss  of
$166,000 including $105,000 of depreciation expense in the second quarter of 2001. For the first six months of 2002, Registrant incurred a loss of $347,000 including $210,000 of depreciation and amortization expense compared to a loss of $425,000 including $210,000 of depreciation and amortization expense. The decrease in the loss from the second quarter and the first six months of 2001 to the same period in 2002 is due to the increase in rental income and a decrease in hotel operations expense. The increase in rental income is due to an increase in average commercial rental rates. The decrease in hotel operations expense is due to a decrease in wages and salaries expense, partially offset by an increase in hotel room expenses. The decrease in wages and salaries expense is due to a decrease in desk clerk salaries. The increase in hotel room expenses is due to an increase in hotel guest supplies.


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

               31               General Partners Opinion
                                Certification

               32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2002.

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

 Date: June 7, 2004        DIVERSIFIED HISTORIC INVESTORS II
       ------------
                           By: Dover Historic Advisors, its General
                               Partner

                               By:  EPK, Inc., Managing Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President (principal executive
                                          officer, principal financial
                                          officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended June 30th, 2002 of Diversified Historic Investors II;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II (the "Company") on Form 10-Q for the quarterly period ended June 30th, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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