Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-08
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                                 Assets

                               September 30, 2002    December 31, 2001
                               ------------------    -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                               $   847,082          $   847,082
 Buildings and improvements          38,847,686           38,847,686
 Furniture and fixtures               3,720,093            3,664,871
                                    -----------          -----------
                                     43,414,861           43,359,639
Less - accumulated depreciation     (25,932,482)         (24,658,035)
                                    -----------          -----------
                                     17,482,379           18,701,604
Cash and cash equivalents               128,574              175,264
Restricted cash                       1,426,972              564,456
Accounts and notes receivable           211,066              195,916
Other assets (net of amortization
 of $534,472 and $495,163)            1,767,550            2,406,467
                                    -----------          -----------
	Total                         $21,016,541          $22,043,707
                                    ===========          ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                   $32,642,015          $32,739,177
 Accounts payable:
  Trade                               3,942,601            3,776,209
  Related parties                     1,559,665            2,751,080
 Interest payable                    13,561,592           13,459,354
 Tenant security deposits               324,090              284,087
 Accrued liabilities                  3,111,912            1,635,925
                                    -----------          -----------
	Total liabilities              55,141,875           54,645,832
Partners' deficit                   (34,125,334)         (32,602,125)
                                    -----------          -----------
	Total                         $21,016,541          $22,043,707
                                    ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                         Three months                Nine months
                      ended September 30,        ended September 30,
                      2002           2001        2002           2001
                      ----           ----        ----           ----
Revenues:
 Rental income     $1,458,932    $1,372,966   $4,206,588    $4,039,395
 Hotel income         343,789       352,119    1,251,107     1,197,037
 Interest income        3,244        13,517        7,181        32,865
                   ----------    ----------   ----------    ----------
  Total revenues    1,805,965     1,738,602    5,464,876     5,269,297
                   ----------    ----------   ----------    ----------
Costs and
 expenses:
 Rental operations    542,136       549,855    1,565,549     1,530,007
 Hotel operations     311,310       288,611      953,438       931,773
 Interest           1,046,164     1,128,846    3,155,342     3,190,325
 Depreciation and
  amortization        438,568       439,377    1,313,756     1,337,448
                   ----------    ----------   ----------    ----------
  Total costs and
   expenses         2,338,178     2,406,689    6,988,085     6,989,553
                   ----------    ----------   ----------    ----------
Net loss
 extraordinary
 item                (532,213)     (668,087)  (1,523,209)   (1,720,256)
Extraordinary gain
 on extinguishment
 of debt                    0             0            0        68,458
                   ----------    ----------   ----------    ----------
Net loss          ($  532,213)  ($  668,087) ($1,523,209)  ($1,651,798)
                   ==========    ==========  ===========    ==========

Net loss per
 limited
 partnership unit:
 Before
  extraordinary
  item            ($    25.59)  ($    32.12) ($    75.75)  ($    82.69)
 Extraordianry
  gain on
  extinguishment
  of debt                   0             0            0          3.29
                   ----------    ----------   ----------    ----------
Net loss          ($    25.59)  ($    32.12) ($    75.75)  ($    79.40)
                   ==========    ==========  ===========    ==========

The accompanying notes arean integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                               Nine months ended
                                                 September 30,
                                              2002	       2001
                                              ----           ----

Cash flows from operating activities:
 Net loss                                ($1,523,209)   ($1,651,798)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization            1,313,756      1,337,447
  Extraordinary gain on extinguishment
   of debt                                         0        (68,458)
  Changes in assets and liabilities:
   Increase in restricted cash              (862,516)      (248,230)
   (Increase) decrease in accounts
    receivable                               (15,150)         5,769
   Decrease (increase) in other assets       599,608       (167,825)
   Increase in accounts payable - trade      166,391         83,963
   (Decrease) increase in accounts
    payable - related parties             (1,191,415)        73,205
   Increase in interest payable              102,238        720,157
   Increase in accrued liabilities         1,475,987         79,672
   Increase in tenant security deposits       40,004         18,051
                                          ----------     ----------
Net cash provided by operating activities    105,694        181,953
                                          ----------     ----------
Net cash used in investing activities:
 Capital expenditures                        (55,222)      (201,551)
                                          ----------     ----------
Net cash used in investing activities        (55,222)      (201,551)
                                          ----------     ----------
Cash flows from financing activities:
 Borrowings under debt obligations                 0        147,972
 Principal payments under debt obligations   (97,162)      (115,969)
                                          ----------     ----------
Net cash (used in) provided by
 financing activities                        (97,162)        32,003
                                          ----------     ----------
(Decrease) increase in cash and cash
 equivalents                                 (46,690)        12,405
Cash and cash equivalents at beginning
 of period                                   175,264         23,681
                                          ----------     ----------
Cash and cash equivalents at end of
 period                                   $  128,574     $   36,086
                                          ==========     ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant, for the year ended December 31, 2001.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - EXTRAORDINARY GAIN

Effective as of March, 22 2001 Washington Square was foreclosed by the holder of the mortgage and the judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.


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

			As of September 30, 2002, Registrant had  cash    of
$128,574. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be
insufficient,   the   Registrant  will  attempt  to   negotiate   loan
modifications with the various lenders in order to remain  current  on
all  obligations.   The  Registrant is not  aware  of  any  additional
sources of liquidity.

		As of September 30, 2002, Registrant had restricted cash of $1,426,972 consisting primarily of funds held as security deposits,
replacement  reserves  and  escrows for taxes  and  insurance.   As  a
consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

		During the third quarter of 2002, Registrant incurred a net loss of $532,213 ($25.59 per limited partnership unit) compared to a net loss of $668,087 ($32.12 per limited partnership unit) for the
same  period  in  2001.   For  the first  nine  months  of  2002,  the
Registrant incurred a net loss of $1,523,209 ($73.23 per limited partnership unit) compared to a net loss of $1,651,798 ($79.40 per limited partnership unit) for the same period in 2001.

		Rental income increased $85,966 from $1,372,966   in   the
third  quarter of 2001 to $1,458,932 in the same period of  2002,  and for  the first nine months increased $167,193 from $4,039,395 in  2001 to $4,206,588 in the same period of 2002. The increase in rental income from the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in average occupancy at Tindeco Wharf for the third quarter (90% to 95%) and for the first nine months (90% to 94%). Rental income from commercial units increased at the River Street Inn/Factors Walk during the first nine months due to an increase in average rental rates.

		Hotel income decreased $8,330 from $352,119 in the third quarter of 2001 to $343,789 in the same period in 2002. The decrease in hotel income is due to a decrease in average occupancy (65% to 61%).

		Hotel income increased $54,071 from $1,197,037   in   the
first nine months of 2001 to $1,251,108 in the same period of 2002. The increase in hotel income from the first nine months of 2001 to the same period in 2002 is due to an increase in average nightly room rates.

		Rental operations expense decreased $7,719 from $549,855 in the third quarter of 2001 to $542,136 in the same period of 2002.
The decrease in rental operations expense from the third quarter of 2001 to the same period in 2002 is due to a decrease in maintenance expense and accounting services, partially offset by an increase in insurance expense at Tindeco Wharf. The decrease in maintenance expense is due to a decrease in HVAC repairs combined with an increase in plumbing and electrical expenses. The decrease in accounting services is due to a decrease in accounting software expense. The increase in insurance expense is due to insurance market conditions.


		Rental operations expense increased $35,542 from $1,530,007 for the first nine months of 2001 to $1,565,549 for the same period in 2002. The increase in rental operations expense from the first nine months of 2001 to the same period in 2002 is due to an increase in maintenance expense, insurance expense and advertising expense, partially offset by a decrease in accounting services.

		Hotel operations expense increased $22,699 from   $288,611
in  the  third quarter of 2001 to $311,310 in the same period of  2002 and increased $21,665 from $931,773 for the first nine months of 2001 to $953,438 for the same period in 2002. The increase in hotel operations expense is due to an increase in wages and salaries expense and an increase in insurance expense, partially offset by a decrease in utility charges. The increase in wages and salaries expense is due to an increase in housekeeping salaries. The increase in insurance expense is due to insurance market conditions. The decrease in utility charges is due to a decrease in commercial unit average occupancy (54% to 57%) for the third quarter and (64% to 61%) for the first nine months.

 		Interest expense decreased $82,682 from $1,128,846 in the third quarter of 2001 to $1,046,164 for the same period in 2002 and decreased $34,983 from $3,190,325 in the first nine months of 2001 to $3,155,342 for the same period in 2002. The decrease in interest expense at Tindeco Wharf is due to a decrease in the prime rate used to calculate interest expense on a note payable.

		Losses incurred during the quarter at   the   Registrant's
properties were approximately $441,000 compared to a loss at the Registrants properties of approximately $585,000 for the same period
in  2001.   For  the  first  nine months  of  2002,  the  Registrant's properties incurred a loss of approximately $1,247,000 compared to a loss at the Registrants properties of approximately $1,460,000 for the same period in 2001.

		In the third quarter of 2002, Registrant incurred a net loss of $257,000 at Tindeco Wharf including $320,000 of depreciation and amortization expense, compared to a loss of $354,000, including $321,000 of depreciation and amortization expense, in the third quarter of 2001. For the first nine months of 2002, Registrant incurred a loss of $604,000 at Tindeco Wharf including $958,000 of depreciation and amortization expense, compared to a loss of $883,000, including $952,000 of depreciation and amortization expense, for the same period in 2001. The decrease in net loss for the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in interest expense, partially offset by an increase in rental operations expense. The increase in rental income is due to an increase in average occupancy. Average occupancy increased (90% to 95%) for the third quarter and (90% to 94%) for the first nine months. The decrease in interest expense at Tindeco Wharf is due to a decrease in the prime rate used to calculate interest expense on a note payable.
The increase in rental operations expense is due to an increase in insurance expense and adverting expense, partially offset by a decrease in accounting services. Advertising expense increased due to the increase in marketing at the building. Accounting services decreased due to a decrease in accounting software expense. The increase in insurance expense is due to insurance market conditions.

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

		In the third quarter of 2002, Registrant incurred a   loss
of  $257,000 at The River Street Inn/Factor's Walk including  $105,000 of depreciation expense, compared to a loss of $231,000 including $105,000 of depreciation expense in the third quarter of 2001. The increase in loss from the third quarter of 2001 to the same period in 2002 is due to a decrease in hotel income and rental income combined with an increase in hotel operations expense. The decrease in hotel income is due to a decrease in average occupancy (65% to 61%). The decrease in rental income is due to a decrease commercial unit average occupancy (64% to 57%). The increase in hotel operations expense is due to an increase in wages and salaries expense and insurance expense, partially offset by a decrease in utility charges. The increase in wages and salaries expense is due to an increase in housekeeping salaries. The increase in insurance expense is due to insurance market conditions. The decrease in utility charges is due to a decrease in average occupancy for both hotel rooms and commercial units at the property.

		For the first nine months of 2002, Registrant incurred   a
loss  of  $604,000  at  The River Street Inn/Factor's  Walk  including
$315,000 of depreciation expense, compared to a loss of $656,000, including $315,000 of depreciation expense, for the same period in 2001. The decrease in the loss from the first nine months of 2001 to the same period in 2002 is due to an increase in rental income. The increase in rental income is due to an increase in commercial unit average rental rates.


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

	In  May 1992, a  Partnership   69%  owned  by   the   Registrant
filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in order to forestall foreclosure by a lender on the property owned by it. In addition, the lender filed a claim against
the  Registrant on its guaranty of payment of its debt.   In  February
1993, the lender, with permission of the bankruptcy court, foreclosed on the property. In November 1993, the lender obtained a judgment in the matter of Capital Bank, N.A. v. Diversified Historic Investors II in the amount of $1,800,000. This judgment has not been executed by the lender.

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
            No reports were filed on Form 8-K during the quarter ended September 30, 2002.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date: June 8, 2004        DIVERSIFIED HISTORIC INVESTORS II
       ------------
                           By: Dover Historic Advisors, its General
                               Partner

                               By:  EPK, Inc., Managing Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President (principal executive
                                          officer, principal financial
                                          officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30th, 2002 of Diversified Historic Investors II;

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

  (b)	[Omitted  in  accordance  with SEC  Release  Nos.  33-8238,  34-
    47986 and IC-26068 (June 5, 2003)];

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



Date:  June 8, 2004                        /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II (the "Company") on Form 10-Q for the quarterly period ended September 30th, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  June 8, 2004                        /s/ Spencer Wertheimer
       ------------                 Name:  ----------------------
                                           Spencer Wertheimer
                                    Title: President(principal executive
					              officer, principal financial
                                            officer) of the registrant's
                                            managing partner, EPK, Inc.