Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-06-08
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2002
                          ---------------------------------------

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

                                PART I

Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 2002, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

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

              As of December 31, 2002, Registrant owned two properties
(or interests therein), one each located in Maryland and Georgia. In total, the two properties contain 240 apartment units, 64,361 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 2002, 226 of the apartment units were under lease at monthly rental rates ranging from $800 to $2,250 and approximately 50,315 sf of commercial space was under lease at annual rental rates ranging from $5.33 per sf to $31.00 per sf. Throughout 2002, all of the hotel rooms were available for use. During 2002, the hotel maintained an average nightly room rate of $132.95 and average occupancy of 66%. Rental of the apartments and commercial space is not expected to be seasonal. However, the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December.

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

                    d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.

Item 2.   Properties

           As of the date hereof, Registrant owned two properties or interests therein. A summary description of each property held at December 31, 2002 is given below.

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

              The City of Baltimore issued mortgage revenue refunding bonds, Series 1992, (GNMA collateralized) for the purpose of providing permanent financing for Tindeco Wharf. The bonds are backed by a HUD-insured mortgage ("the note"). The note, held by GNMA as lender, bears interest at a rate of 9.75% per annum and is secured by a first mortgage on the property. Principal and interest is payable in monthly installments of $143,801. The note matures December 2028. The refunding issue bears interest at an average rate of 6.62%. The difference in the interest on the mortgage and the refunding bonds is returned to TWP for operations.

              The principal balance of the bonds was $16,281,282 at December 31, 2002. The bonds are comprised of both serial and term bonds. The serial bonds bear interest at rates ranging from 4.6% to 6.1% and mature semi-annually from June 1999 through December 2006. The term bonds bear interest at rates ranging from 6.5% to 6.7% and mature in 2012, 2024, and 2028. The UDAG loan (which has a balance of $4,953,471 at December 31, 2002, bore interest at 4% through August 1994 and at 7 1/2% thereafter. This loan is due in 2004. The developer's loan (principal balance of $2,300,000 at December 31, 2002) bears interest at 12% and is payable on a pro-rata basis out of cash flow from the property. The developer's loan is due in 2005, or upon earlier sale or refinancing of the property.

             The property is managed by BCMI. As of December 31, 2002, 226 apartment units (94%) and 33,239 sf of commercial space (80%) were under lease. Monthly rental rates range from $800 to $2,250 for apartments and annual rental rates range from $5.33 to $23.79 per sf for commercial space. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 91% for 2001, 94% for 2000, 96% for 1999, and 98% for 1998.
The occupancy for the commercial space for the previous four years has been 90% for 2001, 92% for 2000, 98% for 1999, and 97% for 1998. The
range for annual commercial rents has been $5.33 to $21.57 per sf for 2001 and 2000, $5.33 to $20.55 per sf for 1999, and $5.33 to $25.34
per sf for 1998. There are three tenants who each occupy ten percent or more of the commercial rentable square footage. They operate principally as a medical office, a restaurant and a fitness club.

            The   following  is  a  table  showing  commercial   lease
expirations at Tindeco Wharf for the next five years.


                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property
 2003          2              6,750       204,000               37%
 2004          1              1,944        40,000                8%
 2005          1              4,500        24,000                1%
 2006          2              2,995        54,000               10%
 2007          1             17,050       240,000               44%
 Thereafter    1              0              -                   -

              For tax purposes, this property has a federal tax basis of $27,956,334 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $465,996 which is based on an assessed value of $19,508,200, taxed at a rate of $2.39 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

          On June 30, 2003, the Registrant transferred its interest in TWP to an affiliate of the owner of the second mortgage loan secured by the property of TWP. At transfer, the liabilities of TWP exceeded the value of Registrant's interest in TWP. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

      b. River Street Inn/Factor's Walk - consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 2002 was $5,980,376 and are due on December 31, 2015.

              The  property  is managed by BCMI.  As of  December  31,
2002, 14,022 sf of the commercial space (67%) was under lease at annual rental rates ranging from $13.47 to $31.00 $9.63 to $31.00 per sf. The property also maintains 44 operating hotel rooms at an average nightly rate of $132.95. The average occupancy for 2002 was approximately 66%. The hotel occupancy rate for the previous four years was 66% in 2001, 61% for 2000, 66% for 1999, and 75% for 1998.
The  average  room  rates  were $125.05 for 2001,  $124.23  for  2000,
$126.45 for 1999, and $128.06 for 1998. The occupancy for the commercial space was 66% for 2001, and 74% from 1998 to 2000. The range for annual rents was $9.63 to $31.00 per sf for 2001, $9.63 to $30.00 per sf for 2000, $7.89 to $26.83 per sf for 1999, and $7.11 to
$26.26 per sf for 1998. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

              The following is a table showing commercial lease expirations at Factor's Walk for the next five years.



                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property
 2003         3            2,640          40,690               18%
 2004         0                0               0                0%
 2005         2            2,336          68,810               32%
 2006         5            9,046         111,333               50%
 Thereafter   0             -               -                    -

              For tax purposes, this property has a federal tax basis of $10,743,105 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $62,501 which is based on an assessed value of $2,832,400 taxed at a rate of $2.21 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


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


                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 172.5 Units of record were sold or exchanged in 2002.

           b. As of December 31, 2002, there are 2,572 record holders of Units.

           c. Registrant did not declare any cash dividends in 2002 or 2001.

Item 6.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2002. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                2002         2001         2000         1999         1998
                ----         ----         ----         ----         ----
Rental
 income    $ 5,601,409  $ 5,340,239  $ 5,462,332  $ 5,015,476  $ 4,623,527
Hotel
 revenues    1,587,328    1,535,825    1,305,660    1,384,057    1,582,824
Interest
 income         11,583       41,165       45,742       23,336       35,575
Net loss    (2,199,044)  (2,294,872)  (2,474,642)  (4,292,936)  (2,980,282)
Net loss per
 Unit          (105.72)     (110.32)     (118.97)     (206.38)     (143.27)
Total assets
 (net of
 depreciation
 and amortiza-
 tion)       20,846,836  22,043,707   25,074,714   25,880,800   26,503,288
Debt
 obligations 32,608,543  32,739,177   33,792,649   33,306,221   32,808,014

Note:  See  Part II, Item 7(3) Results of Operations for a discussions
of   factors  which  materially  affect  the  comparability   of   the
information reflected in the above table.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At December 31, 2002, Registrant had cash of $119,481. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations and to defer administrative costs. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2002, Registrant had restricted cash of $1,639,333 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

             During 2002, Registrant incurred a net loss of $2,199,044 ($105.72) per limited partnership unit), compared to a loss of $2,294,872 ($110.32 per limited partnership unit) in 2001, and a loss $2,474,642 ($118.97 per limited partnership unit) in 2000.

               Rental and hotel income was $7,188,737 in 2002, $6,876,064 in 2001, and $6,767,992 in 2000. The increase in rental income at Tindeco Wharf from 2001 to 2002 is due to an increase in average occupancy (91% to 94%). The increase in hotel income at the River Street Inn from 2001 to 2002 is due to an increase in average nightly room rates from $125.05 in 2001 to $132.95 in 2002. The increase in rental income at Tindeco Wharf from 2000 to 2001 is due to an increase in average occupancy for commercial units (92% to 95%). The increase in hotel income at the River Street Inn from 2000 to 2001 is due to an increase in average room occupancy (61% to 66%). The decrease in rental income at Washington Square due to the foreclosure of the property on March 22, 2001.

             Interest income was $11,583 in 2002, $41,165 in 2001, and $45,742 in 2000. The decrease in interest income from 2001 to 2002 is due to a decrease in interest rates and a decrease in invested cash balances. The decrease from 2000 to 2001 is due to a decrease in the interest bearing restricted cash balance at Tindeco Wharf.

               Rental operations expense was $2,104,817 in 2002, $2,028,376 in 2001, and $2,102,470 in 2000. The increase in rental operations expense from 2001 to 2002 is due to an increase in wages and salaries expense and insurance expense, partially offset by a decrease in miscellaneous operating expense at Tindeco Wharf. The increase in wages and salaries expense is due to an increase in office staff salaries and janitorial wages paid. The increase in insurance expense is due to insurance market conditions. The decrease in miscellaneous operating expense is due to a decrease in parking expense and administrative cable charges. The decrease in rental operations expense from 2000 to 2001 is due to the foreclosure of
Washington  Square  due  on March 22, 2001.  The  decrease  in  rental operations expense at Washington Square is partially offset by an increase at Tindeco Wharf. The increase is due to an increase in miscellaneous operating expense and wages and salaries expense, partially offset by a decrease in maintenance expense. The increase in miscellaneous operating expense is due to an increase in general and administrative expenses at the property. The increase in wages and salaries  expense  is due to an increase in janitorial  salaries.  The decrease in maintenance expense is due to a decrease in decorating expense, grounds maintenance, outside cleaning service and exterminating expenses.

               Hotel operations expense was $1,337,487 in 2002, $1,257,784 in 2001, and $1,122,156 in 2000. The increase in hotel operations expense from 2001 to 2002 is due to an increase in wages and salaries expense, insurance expense, and real estate tax expense, partially offset by a decrease in legal and professional fees. The increase in wages and salaries expense is due to an increase in sales manager salaries and housekeeper wages paid. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the appraised value of the property. The decrease in legal and professional fees is due to non-recurring appraisal fees incurred during the fourth quarter of 2001. The increase from 2000 to 2001 is due to an increase in wages and salaries expense, and utilities expense, partially offset by a decrease in legal and accounting expense. The increase in wages and salaries expense is due to an increase in administrative salaries. The increase in utilities expense is due to an increase in electricity and gas charges. The decrease in legal and accounting expense is due to a decrease in legal services rendered in 2001.

              Interest  expense was $4,197,597 in 2002, $4,216,229  in
2001, and $4,240,944 in 2000. The decrease in interest expense from 2001 to 2002 is due to a decrease in prime rate used to calculate interest expense on a note payable at Tindeco Wharf. The increase in interest expense at Factors Walk is due to an increase in principal balance. The increase from 2000 to 2001 is due to an increase in interest expense at the River Street Inn and Tindeco Wharf. The interest expense at the River Street Inn increased due to an increase in principal balance due to advances made by the first mortgage holder to fund building improvements. The increase in interest expense at Tindeco Wharf is due to a decrease in interest returned to the property by the trustee of the City of Baltimore refunding the bonds. This decrease corrects prior period errors when the trustee returned interest in excess of what it should.

              Depreciation and amortization was $1,759,463 in 2002, $1,781,784 in 2001, and $1,822,805 in 2000. The decrease from 2000 to
2002 is due to the foreclosure of Washington Square on March 22, 2001.

              Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.

              In 2002, a loss of approximately $1,831,000 was incurred at the Registrant's properties, compared to a loss of approximately $2,008,000 at the registrant's properties during 2001, and a loss of $2,131,000 during 2000. Included in the loss for 2001 is an extraordinary gain on the extinguishment of debt in the amount of $68,458. A discussion of property operations/activities follows:

              In 2002, Tindeco Wharf sustained a loss of $870,000 including $1,282,000 of depreciation and amortization expense, compared to a loss of $1,150,000 including $1,274,000 of depreciation and amortization expense, in 2001, and a loss of $1,203,000, including $1,235,000 of depreciation and amortization expense, in 2000. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in interest expense, partially offset by an increase in rental operations expense. The increase in rental income is due to an increase in average occupancy (91% to 94%). The decrease in interest expense is due to a decrease in prime rate used to calculate interest expense on a note payable. The increase in rental operations expense is due to an increase in wages and salaries expense due to an increase in office salaries and janitorial wages, and an increase in insurance expense due to insurance market conditions. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in miscellaneous operating expense, wages and salaries expense and interest expense. The increase in rental income is due to the increase in commercial unit occupancy (92% to 95%). The decrease in maintenance expense is due to a decrease in decorating expense, grounds maintenance, outside cleaning service and exterminating expenses. The increase in miscellaneous operating expense is due to an increase in miscellaneous general and administrative expenses at the property. The increase in wages and salaries expense is due to an increase in janitorial salaries. The increase in interest expense is due to a decrease in interest returned to the property by the trustee of the City of Baltimore refunding the bonds. This decrease corrects prior period errors when the trustee returned interest in excess of what it should.

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

           In 2002, the River Street Inn sustained a loss of $961,000 including $424,000 of depreciation and amortization expense compared to a loss of $936,000 including $424,000 of depreciation and amortization  expense,  in  2001, and a  loss  of  $928,000  including
$407,000 of depreciation and amortization expense, in 2000. The increase in loss from 2001 to 2002 is due to an increase in rental income and hotel income partially offset by an increase in hotel operations expense and interest expense. The increase in rental income is due to an increase in commercial rental rates from $9.63 to $31.00 per sf in 2001 to $13.47 to $31.00 per sf in 2002. The increase in hotel income is due to an increase in average nightly room rates from $125.05 in 2001 to $132.95 in 2002. The increase in hotel operations expense is due to an increase in wages and salaries expense, insurance expense and real estate tax expense. The increase in interest expense is due to an increase in principal balance. The increase in wages and salaries expense is due to an increase in sales manager salaries and housekeeper wages paid. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the appraised value of the property. The increase in loss from 2000 to 2001 is due to an increase in hotel operations expense, partially offset by an increase in hotel income. The increase in hotel operations expense is due to an increase in wages and salaries expense and utilities expense, partially offset by a decrease in legal and accounting expense. The increase in wages and salaries expense is due to an increase in administrative salaries. The increase in utilities expense is due to an increase in electricity and gas charges. The decrease in legal and accounting expense is due to a decrease in legal services rendered in 2001. The increase in hotel income is due to an increase in average occupancy (61% to 66%).

     FWP is involved in one legal proceeding as discussed below:

              J.  A.  Jones Construction Company ("Jones")  contracted
with FWP for the renovation of what was originally a warehouse into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1994 and 1995. FWP filed an appeal and this appeal was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum rate of prime plus 2% (therefore, 6.25% at December 31, 2002) and is due on October 1, 2011. Interest is due quarterly.

              On June 30, 1992, Dover Historic Properties, Inc. assigned to Dover Limited a note receivable, from FWP to the Registrant that had been assigned to Dover Historic Properties, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 Dover Limited obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2002 and 2001 was $30,023. The balance of the note at December 31, 2002 was $197,409.

              In 2001, Washington Square recognized income of $80,000, including $30,000 of depreciation and amortization expense compared to a loss of $1,000 including $126,000 of depreciation expense in 2000. Included in the income for 2001 is extraordinary income of $68,458 related to the foreclosure of Washington Square effective as of March 22, 2001.

              On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Registrant in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993 D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2001 and 2000 was $168,668 and $163,654, respectively. Payments on the judgment are to be made from available cash flow before any distribution can be made to the limited partners. The balance of the note at December 31, 2002 is $1,390,769.

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

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors II

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors II (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Tindeco Wharf Partnership, which statements reflect total assets of $15,521,120, $16,168,452, and $17,449,441 as of December 31, 2002, 2001 and 2000 respectively, and total revenues of $5,179,528, $4,875,326, and $4,656,945, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tindeco Wharf Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Diversified Historic Investors II and subsidiaries as of December 31, 2002 and 2001, and the results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

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




Gross, Kreger & Passio
Philadelphia, Pennsylvania
May 27, 2003

                     Independent Auditor's Report


To the Partners of
Tindeco Wharf Partnership

We have audited the accompanying balance sheet of Tindeco Wharf Partnership as of December 31, 2002, and the related statements of profit and loss, partners' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tindeco Wharf Partnership as of December 31, 2002, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Reznick, Fedder & Silverman
Baltimore, Maryland
February 5, 2003

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                            Page

   Consolidated Balance Sheets at December 31, 2002  and       17
    2001

   Consolidated Statements of Operations for  the  Years
    Ended December 31, 2002, 2001, and 2000                    18

   Consolidated  Statements  of  Changes  in   Partners'
    Equity for the Years Ended December 31, 2002, 2001,
    and 2000                                                   19

   Consolidated Statements of Cash Flows for  the  Years
    Ended December 31, 2002, 2001, and 2000                    20

   Notes to consolidated financial statements                 21-27


Financial statement schedules:

   Schedule XI  - Real Estate and Accumulated  Depreciation    29

   Notes to Schedule XI                                        30



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2002 and 2001

                                Assets

                                            2002        2001
                                            ----        ----
Rental properties at cost:
 Land                                 $   847,082  $   847,082
 Buildings and improvements            39,014,097   38,847,686
 Furniture and fixtures                 3,627,466    3,664,871
                                      -----------  -----------
                                       43,488,645   43,359,639
  Less - accumulated depreciation     (26,361,987) (24,658,035)
                                      -----------  -----------
                                       17,126,658   18,701,604
Cash and cash equivalents                 119,481      175,264
Restricted cash                         1,639,333      564,456
Accounts receivable                       252,319      195,916
Other assets (net of accumulated
 amortization  of  $550,675   and
 $495,163)                              1,709,045    2,406,467
                                      -----------  -----------
          Total                       $20,846,836  $22,043,707
                                      ===========  ===========


                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                     $32,608,543  $32,739,177
  Accounts payable:
   Trade                                4,003,547    3,776,209
   Related parties                      3,008,831    2,751,080
  Interest payable                     13,968,150   13,459,354
  Tenant security deposits                323,436      284,087
  Other liabilities                     1,735,498    1,635,925
                                      -----------  -----------
          Total liabilities            55,648,005   54,645,832
Partners' deficit                     (34,801,169) (32,602,125)
                                      -----------  -----------
          Total                       $20,846,836  $22,043,707
                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000


                                       2002        2001         2000
                                       ----        ----         ----
Revenues:
 Rental income                    $5,601,409   $5,340,239   $5,462,332
 Hotel income                      1,587,328    1,535,825    1,305,660
 Interest income                      11,583       41,165       45,742
 Other income                              0        3,614            0
                                  ----------   ----------   ----------
          Total revenues           7,200,320    6,920,843    6,813,734
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                 2,104,817    2,028,376    2,102,471
 Hotel operations                  1,337,487    1,257,784    1,122,156
 Interest                          4,197,597    4,216,229    4,240,944
 Depreciation and amortization     1,759,463    1,781,784    1,822,805
                                  ----------   ----------   ----------
          Total costs and expenses 9,399,364    9,284,173    9,288,376
                                  ----------   ----------   ----------
Net loss before extraordinary
 item                            ($2,199,044) ($2,363,330) ($2,474,642)
Extraordinary gain on
 extinguishment of debt                    0       68,458            0
                                  ----------   ----------   ----------
Net loss                         ($2,199,044) ($2,294,872) ($2,474,642)
                                  ==========   ==========   ==========

Net loss per limited
 partnership unit:
 Loss before extraordinary item  ($   105.72) ($   113.61) ($   118.97)
 Extraordinary item                        0         3.29            0
                                  ----------   ----------   ----------
Total loss per limited
 partnership unit                ($   105.72) ($   110.32) ($   118.97)
                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------

         For the years ended December 31, 2002, 2001 and 2000



                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                       (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1999      ($449,746) ($27,382,865) ($27,832,611)
Net loss                            (24,746)   (2,449,896)   (2,474,642)
                                   --------   -----------   -----------
Balance at December 31, 2000       (474,492)  (29,832,761)  (30,307,253)
Net loss                            (22,949)   (2,271,923)   (2,294,872)
                                   --------   -----------   -----------
Balance at December 31,2001        (497,441)  (32,104,684)  (32,602,125)
Net loss                            (21,990)   (2,177,054)   (2,199,044)
                                   --------   -----------   -----------
Balance at December 31, 2002      ($519,431) ($34,281,738) ($34,801,169)
                                   ========   ===========   ===========

 (1) General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 2002, 2001, and 2000.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                        (A limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2002, 2001, and 2000

                                       2002         2001         2000
                                       ----         ----         ----
Cash flows from operating
 activities:
 Net loss                         ($2,199,044) ($2,294,872) ($2,474,642)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization     1,759,463    1,781,784    1,822,805
  Extraordinary gain                        0      (68,458)           0
 Changes in assets and liabilities:
 (Increase) decrease in restricted
  cash                             (1,074,877)   1,202,782     (258,714)
 (Increase) decrease in accounts
  receivable                          (56,403)       4,525      (67,168)
 Decrease (increase) in other assets  641,909     (805,007)      60,552
 Increase in accounts payable -
  trade                               227,338       94,903      440,072
 Increase (decrease) in accounts
  payable - related parties           257,751      123,251      (84,354)
 Increase in interest payable         508,796      198,745      807,247
 Increase in tenant security
  deposits                             39,349        6,357       27,792
 Increase (decrease) in other
  liabilities                          99,574      145,332       (8,629)
                                   ----------   ----------   ----------
Net cash provided by operating
 activities                           203,856      389,342      264,961
                                   ----------   ----------   ----------
Cash flows from investing
 activities:
 Capital expenditures                (129,005)    (248,415)    (765,817)
                                   ----------   ----------   ----------
Net cash used in investing
 activities                          (129,005)    (248,415)    (765,817)
                                   ----------   ----------   ----------
Cash flows from financing
 activities:
 Borrowings under debt obligations        520      157,472    1,694,430
 Payments of principal under debt
 obligations                         (131,154)    (146,816)  (1,208,003)
                                   ----------   ----------   ----------
Net cash (used in) provided by
 financing activities                (130,634)      10,656      486,427
                                   ----------   ----------   ----------
(Decrease) increase in cash and cash
 equivalents                          (55,783)     151,583      (14,429)
Cash and cash equivalents at
 beginning of year                    175,264       23,681       38,110
                                   ----------   ----------   ----------
Cash and cash equivalents at end of
 year                              $  119,481   $  175,264   $   23,681
                                   ==========   ==========   ==========

Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest                         $3,347,070   $3,689,055   $3,433,697


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

Tindeco Wharf Partnership ("TWP") incurred $818,465 of settlement fees in conjunction with a bond refinancing. These settlement fees are included in other assets and are being amortized over the term of the bond issue. Accumulated amortization was $233,955 and $211,319 at December 31, 2002 and 2001, respectively.
4.   Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.   Net Income per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 2002, 2001 and 2000).

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

NOTE C - DEBT OBLIGATIONS

Debt obligations were as follows:

December 31,
                                                2002         2001
                                                ----         ----
Mortgage  loan,  interest  only  at  14%;  $ 7,273,790  $ 7,273,271
principal   due   December   31,    2015,
collateralized  by  the  related   rental
property

Mortgage  loan,  interest  at  12%,   due    1,800,000    1,800,000
January 1, 1992, collateralized by the related rental property (A)


Mortgage revenue bonds comprised  of  the   16,281,282   16,412,435
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

Note  payable  to  a developer,  interest
accrues  at 12%, of which 6% interest  is
payable  annually; deferred  interest  is
payable   out  of  cash  flow   after   a
preference return to the Partnership with
interest  accruing on the unpaid  amount;
principal and unpaid interest due at  the
earlier  of  sale or refinancing  of  the
property or 2005; unsecured                  2,300,000    2,300,000
                                           -----------   ----------
                                           $32,608,543  $32,739,177
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

     (B) Interest and principal after August 1, 1990 due only to the extent of available cash flow. Any unpaid principal and interest is deferred. Additional interest equal to 20% of net cash flow from operations, as defined, in excess of $1,075,000 is payable annually. The lender is also entitled to receive 10% of the net proceeds from the sale of the property as defined. No interest was paid during 2002, 2001 or 2000.


Approximate maturities of mortgage loan obligations, at December 31, 2002 for each of the succeeding five years are as follows:

Year ending December 31,
            2003               $ 1,944,528
            2004                   159,267
            2005                 7,428,980
            2006                   193,400
            2007                   213,129
           Thereafter           22,669,239
                               -----------
                               $32,608,543
                               ===========

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 6.25% at December 31, 2002) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997.

NOTE F - RELATED PARTY TRANSACTIONS

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2000 was $22,620. The balance of the note at December 31, 2001 was $197,409. Interest accrued during 2002 and 2001 was $30,023, respectively. The balance of the note at December 31, 2002 was $197,409.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2002 and 2001 was $212,948 and $168,668, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2002 was $1,390,769.

Tindeco Wharf Partnership accrues to Dover Historic Advisors, an affiliate of a partner, and Boston Street Properties, Inc., a former partner, an annual investor service fee of $10,000 each. These fees are paid from available cash flow subsequent to the payment of the operating deficit loan and current interest on the development fee note. No fees were paid during 2002. Accrued investor service fees are $120,000 at December 31, 2002.


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


NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                        For the Years Ended December 31,
                                          2002        2001         2000
                                          ----        ----         ----
Net loss - book                    ($ 2,199,044)($ 2,294,872)($ 2,474,642)
 Depreciation                          (143,025)    (262,345)      77,686
 Interest                             1,038,997      982,822      978,434
  Other interest                              0     (240,000)           0
  Guarantor fees                        121,800      121,800      121,800
  Investor service fee                   20,000       20,000       20,000
  Partnership administrative fee              0            0   (1,333,786)
  Other                                 (28,196)     110,692       19,252
Minority interest - tax only             66,070       97,016      199,521
Extraordinary gain on
 extinguishment of debt                       0     (259,981)           0
                                    -----------  -----------  -----------
Net loss - tax                     ($ 1,123,398)($ 1,724,868)($ 2,391,735)
                                    ===========  ===========  ===========

Partners' equity - book            ($34,801,169)($32,602,125)($30,307,253)
Costs of issuance                     2,471,196    2,471,196    2,471,196
Cumulative tax over (under) book
 loss                                 9,006,582    8,481,727    8,436,375
Facade easement donation (tax only)     203,778      203,778      203,778
Prior period adjustment                  48,071       48,071       48,071
Capital adjustments (tax only)         (324,580)    (324,580)    (324,580)
                                    -----------  -----------  -----------
Partners' equity - tax             ($23,396,122)($21,721,933)($19,472,413)
                                    ===========  ===========  ===========


NOTE I - SUBSEQUENT EVENT

The Registrant has determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its Partnership Agreement, Registrant has begun the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in TWP to an affiliate of the owner of the second mortgage loan secured by the property of TWP. At transfer, the liabilities of TWP exceeded the value of Registrant's interest in TWP. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

                       SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS II
                   (a limited partnership)

   SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      DECEMBER 31, 2002

                                                    Cost
                                                Capitalized
                                Initial Cost     Subsequent
                               to Partnership        to
                                     (b)        Acquisition

                                       Buildings   Land
                                         and        and
                      Encum-           Improve-   Improve-
Description           brances   Land    ments      ments
-----------           -------   ----   ---------  --------
  (a)                   (f)
44 room hotel with
22,559 square
feet of commercial
space in
Savannah, GA      $ 7,273,790 $200,000 $ 9,178,160 $ 2,042,696

240 apartment units
and 41,802
square feet of
commercial
space in
Baltimore, MD      23,534,753  647,082   2,000,000  29,420,707
                  ----------- -------- ----------- -----------
                  $30,808,543 $847,082 $11,178,160 $31,463,403
                  =========== ======== =========== ===========



                                 Gross Amount
                                   at which
                                  Carried at
                               December 31, 2002


                      Buildings                          Date
                        and                   Accumu-     of     Date
                      Improve-     Total       lated    Constr. Acquir-
Description   Land     ments       (c)(d)   Depr.(d)(e)   (a)     ed
-----------   ----   ---------    -------   ----------- ------  -------
44 room hotel
with
22,559 square
feet of
commercial
space in                                                 1985-
Savannah, GA $200,000 $11,220,856 $11,420,856 $6,683,270 1986  8/9/85

240 apartment
units and
41,802
square feet
of commercial
space in                                                  1985-
Baltimore,MD $647,082 $31,420,707 $32,067,789 $19,678,717 1988 10/15/85
             -------- ----------- ----------- -----------
             $847,082 $42,641,563 $43,488,645 $26,361,987
             ======== =========== =========== ===========

                    DIVERSIFIED HISTORIC INVESTORS
                        (A limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2002

(A)  All  properties are certified historic structures as  defined  in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2002, for Federal income tax purposes is $38,699,439. The depreciable basis of buildings and improvements is reduced for federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:

                                        2002       2001        2000
                                        ----       ----        ----
Balance at beginning of year      $43,359,639 $46,163,905 $45,398,088
 Additions during the year:
  Improvements                        129,006     248,415     765,817
  Deductions due to foreclosure             0  (3,052,681)          0
                                  ----------- ----------- -----------
Balance at end of year            $43,488,645 $43,359,639 $46,163,905
                                  =========== =========== ===========

Reconciliation of accumulated depreciation:
                                        2002       2001        2000
                                        ----       ----        ----
Balance at beginning of year      $24,658,035 $24,737,850 $22,962,044
Depreciation expense for the year   1,703,952   1,725,944   1,775,806
Decreases due to foreclosure                0  (1,805,759)          0
                                  ----------- ----------- -----------
Balance at end of year            $26,361,987 $24,658,035 $24,737,850
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

          b. Identification of Executive Officers

              The General Partner of the Registrant is Dover Historic Advisors (DoHA), a Pennsylvania general partnership. The partners of DoHA are as follows:

Name         Age     Position         Term of Office    Period Served
----         ---     --------         --------------    -------------

SWDHA, Inc.   --   Partner in DoHA-II  No fixed term   Since May 1997

EPK, Inc.     --   Partner in DoHA-II  No fixed term   Since May 1997
                           DoHA           term          1997

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

          Donna M. Zanghi (age 45) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 37) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2002, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2002, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2002 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1997 through 2002.

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

                                PART IV

Item  14.  (A) Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

          1. Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2002 and 2001.

                            b.   Consolidated Statements of Operations
                 for  the  Years  Ended December 31,  2002,  2001  and
                 2000.

                            c.   Consolidated Statements of Changes in
                 Partners' Equity for the Years Ended December 31, 2002, 2001 and 2000.

                            d.   Consolidated Statements of Cash Flows
                 for  the  Years  Ended December 31,  2002,  2001  and
                 2000.

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

                   21               Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                   31               General Partners Opinion
                                    Certification

                   32               Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002

      (b)  Reports on Form 8-K:
           No reports were filed on Form 8-K during the quarter ended December 31, 2002.

      (c)  Exhibits:
           See  Item  14(A) (3) above.

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


  Date:  June 8, 2004       DIVERSIFIED HISTORIC INVESTORS II
         ------------
                             By: Dover Historic Advisors,
                                  its General Partner

                                By: EPK, Inc., Managing Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President(principal executive
                                         officer,principal financial
                                         officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 of Diversified Historic Investors II;

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



Date: June 8, 2004                    /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors II (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: June 8, 2004                    /s/ Spencer Wertheimer
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