Form 10-Q
period 2003-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-08-12
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                Assets

                                March 31, 2003   December 31, 2002
                                --------------   ----------------
                                 (Unaudited)
Rental properties, at cost:
 Land                            $   847,082         $   847,082
 Buildings and improvements       39,014,097          39,014,097
 Furniture and fixtures            3,647,251           3,627,465
                                 -----------         -----------
                                  43,508,430          43,488,644
Less - accumulated depreciation  (26,775,996)        (26,361,987)
                                 -----------         -----------
                                  16,732,434          17,126,657
Cash and cash equivalents            152,824             119,481
Restricted cash                    1,905,634           1,639,334
Accounts and notes receivable        208,100             252,319
Other assets (net of
 accumulated amortization of
 $563,148 and $550,675)            1,628,491           1,709,045
                                 -----------         -----------
     Total                       $20,627,483         $20,846,836
                                 ===========         ===========


                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $32,573,716         $32,608,543
 Accounts payable:
  Trade                            4,216,299           4,003,547
  Related parties                  2,941,639           3,008,831
 Interest payable                 14,272,685          13,968,150
 Accrued liabilities               1,762,711           1,735,498
 Tenant security deposits            320,807             323,436
                                 -----------         -----------
     Total liabilities            56,087,857          55,648,005
Partners' deficit                (35,460,374)        (34,801,169)
                                 -----------         -----------
     Total                       $20,627,483         $20,846,836
                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)

                                        Three months ended
                                             March 31,
                                        2003          2002
                                        ----          ----

Revenues:
 Rental income                     $1,359,385    $1,324,402
 Hotel income                         321,940       400,542
 Other income                               0           600
 Interest income                        3,055         1,875
                                   ----------    ----------
     Total revenues                 1,684,380     1,727,419
                                   ----------    ----------
Costs and expenses:
 Rental operations                    520,745       493,777
 Hotel operations                     284,241       336,532
 Interest                           1,112,117     1,029,523
 Depreciation and amortization        426,482       437,965
                                   ----------    ----------
     Total costs and expenses       2,343,585     2,297,797
                                   ----------    ----------
Net loss                          ($  659,205)  ($  570,378)
                                   ==========    ==========

Net loss per limited
 partnership unit                 ($    31.69)  ($    27.42)
                                   ==========    ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                               Three months ended
                                                    March 31,
                                               2003          2002
                                               ---           ----
Cash flows from operating activities:
 Net loss                                   ($659,205)   ($570,377)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation and amortization                426,482      437,964
Changes in assets and liabilities:
 Increase in restricted cash                 (266,301)    (447,191)
 Decrease (increase) in accounts receivable    44,219      (55,403)
 Decrease in other assets                      68,082      754,423
 Increase in accounts payable - trade         212,752      115,498
 (Decrease) increase in accounts
  payable -  related parties                  (67,192)      93,081
 Increase (decrease) in interest payable      304,534     (446,887)
 Increase in accrued liabilities               27,213       41,278
 (Decrease) increase in tenant security
  deposits                                     (2,629)      16,649
                                             --------     --------
 Net cash provided by (used in)
  operating activities                         87,955      (60,965)
                                             --------     --------
Cash flow from investing activities:
 Capital expenditures                         (19,785)     (19,316)
                                             --------     --------
 Net cash used in investing activities        (19,785)     (19,316)
                                             --------     --------
Cash flows from financing activities:
 Principal payments under debt obligations    (34,827)     (31,605)
                                             --------     --------
 Net cash used in financing activities        (34,827)     (31,605)
                                             --------     --------
Increase (decrease) in cash and cash
 equivalents                                   33,343     (111,886)
Cash and cash equivalents at beginning
 of period                                    119,481      175,264
                                             --------     --------
Cash and cash equivalents at end of period   $152,824     $ 63,378
                                             ========     ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in Form 10-K of the Registrant for the year ended December 31, 2002.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2003, Registrant had cash of $152,824. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2003, Registrant had restricted cash of $1,905,634 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the two remaining properties are able to pay their operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Effective March 22, 2001, Washington Square was foreclosed by the holder of the mortgage and a judgment. In the legal proceeding involving Morrison Clark, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II.(1) Legal Proceedings.

                On June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

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

          (3)  Results of Operations

              During the first quarter of 2003, Registrant incurred a net loss of $659,205 ($31.69 per limited partnership unit) compared to a net loss of $570,377 ($27.42 per limited partnership unit) for the same period in 2002.

              Rental income increased $34,983 from $1,324,402 in the first quarter of 2002 to $1,359,385 in the same period in 2003. The increase in rental income is due to an increase in average rental rates for commercial tenants at Tindeco Wharf.

             Hotel income decreased $78,602 from $400,542 in the first quarter of 2002 to $321,940 in the same period in 2003. The decrease in hotel income is due to a decrease in average occupancy (68% to 54%) at the River Street Inn/Factors Walk.

             Interest income increased $1,180 from $1,875 in the first quarter of 2002 to $3,055 in the same period in 2003. The increase in interest income is due to an increase in invested cash balances at Tindeco Wharf.

              Rental operations expense increased by $26,968 from $493,777 in the first quarter of 2002 to $520,745 in the same period of 2003. The increase in rental operations expense is due to an increase in utilities, wages and salaries expense and miscellaneous operating expense at Tindeco Wharf. The increase in utilities expense is due to an increase in electric and gas charges. The increase in wages and salaries expense is due to an increase in managers' salaries and janitorial wages. The increase in miscellaneous operating expenses is due to an increase in office expense and furniture rentals.

              Hotel operations expense decreased $52,291 from 336,532 in the first quarter of 2002 to $284,241 in the same period of 2003. The decrease in hotel operations expense is due to the decrease in room expense and maintenance expense, partially offset by an increase in utilities expense at Factors Walk. The decrease in room expense is due to a decrease in room cleaning supplies and guest supplies due to the decrease in average occupancy. The decrease in maintenance expense is due to a decrease in maintenance contracts and electrical and mechanical expenses. The increase in utilities expense is due to an increase in electric and gas charges.

             Interest expense increased $82,594 from $1,029,523 in the first quarter of 2002 to $1,112,117 in the same period in 2003. The increase in interest expense is due to an increase in the principal balance upon which interest is calculated at Factors Walk.

              Losses incurred during the first quarter of 2003 at the Registrant's properties were approximately $566,000. Losses incurred during the first quarter of 2002 at the Registrant's two properties were approximately $473,000.

              In the first quarter of 2003, Registrant incurred a loss of $280,000 at Tindeco Wharf including $317,000 of depreciation and amortization expense, compared to a loss of $232,000 in the first quarter of 2002, including $319,000 of depreciation and amortization expense. The increase in loss from the first quarter of 2002 to the same period in 2003 is due to an increase in utilities, wages and salaries and miscellaneous operating expense, partially offset by an increase in rental income. The increase in utilities expense is due to an increase in electricity and gas charges. The increase in wages and salaries expense is due to an increase in managers' salaries and janitorial wages. The increase in miscellaneous operating expenses is due to an increase in office expense and furniture rentals. The increase in rental income is due to an increase in average rental rates for commercial tenants.

             On June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.

              In the first quarter of 2003, Registrant incurred a loss of $286,000 at The River Street Inn/Factor's Walk including $106,000 of depreciation and amortization expense, compared to a loss of $241,000 including $105,000 of depreciation and amortization expense in the first quarter of 2002. The increase in the loss from the first quarter of 2002 to the same period in 2003 is due to a decrease in hotel income and an increase in utilities expense, partially offset by a decrease in room expense and maintenance expense. The decrease in hotel income is due to a decrease in average occupancy (68% to 54%). The increase in utilities expense is due to an increase in electric and gas charges. The decrease in room expense is due to a decrease in room cleaning supplies and guest supplies due to the decrease in average occupancy. The decrease in maintenance expense is due to a decrease in maintenance contracts and electrical and mechanical expenses.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2003.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DIVERSIFIED HISTORIC INVESTORS II

                           By: Dover Historic Advisors, its general
                               partner

                               By: EPK, Inc., managing partner


Date: August 12, 2004              By: /s/ Spencer Wertheimer
      ---------------                  ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)

                                                            Exhibit 31



                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Diversified Historic Investors II;

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



Date: August 12, 2004                          /s/ Spencer Wertheimer
      ---------------                          ----------------------
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 12, 2004                          /s/ Spencer Wertheimer
      ---------------                          ----------------------
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