Form 10-Q
period 2003-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-08-18
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003
                               ----------------------------------

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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No  X
                                                    -----    -----

                    PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                 Assets

                                 June 30, 2003    December 31, 2002
                                 -------------    -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                            $   200,000         $   847,082
 Buildings and improvements       10,365,244          39,014,097
 Furniture and fixtures              855,612           3,627,465
                                 -----------         -----------
                                  11,420,856          43,488,644
Less - accumulated depreciation   (6,896,583)        (26,361,987)
                                 -----------         -----------
                                   4,524,273          17,126,657
Cash and cash equivalents              7,881             119,481
Restricted cash                       27,660           1,639,334
Accounts and notes receivable        220,255             252,319
Other assets (net of amortization
 of $113,312 and $550,675)           133,163           1,709,045
                                 -----------         -----------
     Total                       $ 4,913,232         $20,846,836
                                 ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $ 9,073,790         $32,608,543
 Accounts payable:
  Trade                            4,086,317           4,003,547
  Related parties                  1,604,881           3,008,831
 Interest payable                  2,508,694          13,968,150
 Accrued liabilities               1,674,007           1,735,498
 Tenant security deposits             13,986             323,436
                                 -----------         -----------
     Total liabilities            18,961,675          55,648,005
Partners' deficit                (14,048,443)        (34,801,169)
                                 -----------         -----------
     Total                       $ 4,913,232         $20,846,836
                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                        Three months             Six months
                       ended June 30,          ended June 30,
                      2003        2002        2003        2002
                      ----        ----        ----        ----
Revenues:
 Rental income   $ 1,503,700  $1,423,502 $ 2,863,085  $2,748,504
 Hotel income        468,940     505,928     790,880     906,470
 Gain on sale     21,777,364           0  21,777,364           0
 Interest income       2,950       2,061       6,004       3,937
                 -----------  ---------- -----------  ----------
  Total revenues  23,752,954   1,931,491  25,437,333   3,658,911
                 -----------  ---------- -----------  ----------
Costs and
 expenses:
 Rental operations   579,135     529,635   1,099,880   1,023,413
 Hotel operations    396,716     305,597     680,956     642,128
 Interest            930,696   1,079,655   2,042,814   2,109,178
 Depreciation and
  amortization       434,472     437,223     860,954     875,188
                 -----------  ---------- -----------  ----------
  Total costs and
   expenses        2,341,019   2,352,110   4,684,604   4,649,907
                 -----------  ---------- -----------  ----------
Net income
 (loss)          $21,411,935 ($  420,619)$20,752,729 ($  990,996)
                 ===========  ========== ===========  ==========

Net income (loss)
 per limited
 partnership
 unit:            $ 1,029.35 ($    20.22)$   997.66 ($     47.64)
                 ===========  ========== ===========  ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                Six months ended
                                                    June 30,
                                                2003        2002
                                                ----        ----

Cash flows from operating activities:
 Net income (loss)                        $20,752,729   ($990,996)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation and amortization                860,954     875,188
 Gain on sale of Tindeco Wharf            (21,777,364)          0
 Increase in restricted cash                 (619,973)   (891,319)
 Decrease (increase) in accounts
  receivable                                    9,903     (68,475)
 Decrease in other assets                     239,138     923,154
 (Decrease) increase in accounts
  payable - trade                              (7,747)    114,579
 Increase in accounts payable -
  related parties                             221,727     145,737
 Increase (decrease) in interest payable      411,489    (155,226)
 (Decrease) increase in accrued
  liabilities                                 (15,444)    145,675
 Increase in tenant security deposits          10,670      34,473
                                          -----------    --------
 Net cash provided by operating activities     86,082     132,790
                                          -----------    --------
Cash flow from investing activities:
 Gross proceeds - sale of Tindeco  Wharf       25,000           0
 Capital expenditures                        (152,172)    (23,820)
                                          -----------    --------
  Net cash used in investing activities      (127,172)    (23,820)
                                          -----------    --------
 Cash flows from financing activities:
 Principal payments under debt
  obligations                                 (70,511)    (63,986)
                                          -----------    --------

  Net cash used in financing  activities      (70,511)    (63,986)
                                          -----------    --------
(Decrease) increase in cash and cash
 equivalents                                 (111,601)     44,984
Cash and cash equivalents at beginning
 of period                                    119,481     175,264
                                          -----------    --------
Cash and cash equivalents at
 end of period                            $     7,880    $220,248
                                          ===========    ========

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

NOTE 2 - GAIN ON SALE

On June 30, 2003 Tindeco Wharf was sold. The Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan. The Registrant recognized a gain on sale in the amount of $21,777,364.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of June 30, 2003, Registrant had cash of $7,880. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2003, Registrant had restricted cash of $27,660 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service, and the sale of a third property. At the present time, the remaining property is able to pay its operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Tindeco Wharf was sold on June 30, 2003. Washington Square was foreclosed by the holder of the mortgage and a judgment on March 22, 2001. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes its $1,800,000 judgment against the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining property. See Part II. Item 1. Legal Proceedings.

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

          (3)  Results of Operations

              During the second quarter of 2003, Registrant recognized income of $21,411,935 ($1,029.35 per limited partnership unit) compared to a net loss of $420,618 ($20.22 per limited partnership unit) for the same period in 2002. For the first six months of 2003, the Registrant recognized income of $20,752,729 ($997.66 per limited partnership unit) compared to a net loss of $990,996 ($47.64 per limited partnership unit) for the same period in 2002. Included in the net income for the second quarter and the first six months of 2003 is a gain on the sale of Tindeco Wharf of $21,777,364.

              Rental income increased $80,446 from $1,423,254 in the second quarter of 2002 to $1,503,700 in the same period in 2003 and increased $115,429 from $2,747,656 for the first six months of 2002 to $2,863,085 in the same period of 2003. The increase in rental income from the second quarter and the first six months of 2002 to the same period in 2003 is due to an increase in average commercial rental rates at the River Street Inn/Factor's Walk and an increase in average commercial and residential rental rates at Tindeco Wharf.

              Hotel income decreased $36,988 from $505,928 in the second quarter of 2002 to $468,940 in the same period in 2003 and decreased $115,590 from $906,470 for the first six months of 2002 to $790,880 for the same period in 2003. The decrease in hotel income for the second quarter and the first six months of 2003 compared to the same periods in 2002 is due to a decrease in average room occupancy for the second quarter (82% to 77%) and for the first six months (75% to 65%).

             Rental operations expense increased $49,500 from $529,635 in the second quarter of 2002 to $579,135 in the same period in 2003 and increased $76,467 from $1,023,413 for the first six months of 2002 to $1,099,880 for the same period in 2003. For the second quarter and the first six months of 2002 compared to the same periods in 2003 rental operations expense increased at Tindeco Wharf due to an increase in utilities expense and wages and salaries expense. The increase in utilities expense is due to an increase in electricity and gas charges. The increase in wages and salaries expense is due to a vacant building management position filled in 2003.

              Hotel operations expense increased $91,120 from $305,597 in the second quarter of 2002 to $396,717 in the same period in 2003 and for the six months increased $38,829 from $642,128 in the first six months of 2002 to $680,957 in the same period in 2003. The increase in hotel operations expense from the second quarter of 2002 to the same period in 2003 is due to an increase in wages and salaries expense, miscellaneous operating expense and real estate taxes. The increase in wages and salaries expense is due to an increase in housekeepers and inn managers salaries. The increase in miscellaneous operating expense is due to an increase in computer and marketing expenses. The increase in real estate taxes is due to an increase in the property's assessed value. The increase in hotel operations expense from the first six months of 2002 to the same period in 2003 is due to an increase in wages and salaries, food and beverage expense, utilities expense, and real estate taxes. The increase in wages and salaries is due to an increase in inn managers and sales managers salaries. The increase in food and beverage expense is due to an increase in complimentary food and beverage, liquor costs and food costs. The increase in utilities expense is due to an increase in electricity charges. The increase in real estate taxes is due to an increase in the property's assessed value.

                Interest expense decreased $148,959 from $1,079,655 in the second quarter of 2002 to $930,696 during the same period in 2003 and decreased $66,364 from $2,109,178 from the first six months of 2002 to $2,042,814 during the same period in 2003. The decrease in interest expense from the second quarter and the first six months of 2002, compared to the same period in 2003 is due to the timing of interest expense recognition at Factors Walk.

              Income recognized during the second quarter of 2003 at the Registrant's properties was approximately $9,200 compared to losses in 2002 of approximately $332,000. For the first six months of 2003 losses at the Registrant's properties was approximately $825,000 compared to losses in 2002 of approximately $806,000.

              In the second quarter of 2003, Registrant recognized income of $183,900 at Tindeco Wharf including $325,000 of depreciation and amortization expense, compared to a loss of $227,000 in the second quarter of 2002, including $319,000 of depreciation and amortization expense. For the first six months of 2003, Registrant incurred a loss of $338,000 including $641,000 of depreciation and amortization expense, compared to a loss of $459,000 including $638,000 of depreciation and amortization expense for the same period in 2002. The increase in income from the second quarter and the decrease in loss from the first six months of 2002 compared to the same periods in 2003 are due to an increase in rental income and a decrease in management fees, maintenance expense and advertising expense, partially offset by an increase in wages and salaries expense. The increase in rental income is due to an increase in residential and commercial average monthly rental rates. The decrease in management fees is due to a decrease in the percentage used to calculate the fee. The decrease in maintenance expense is due to a decrease in plumbing and electrical expense. The decrease in advertising expense is due to the one time advertising charges in 2002. The increase in wages and salaries expense is due to a vacant building management position filled in 2003.

              On June 30, 2003 Tindeco Wharf was sold. The Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan. The Registrant recognized a gain on sale in the amount of $21,777,364.

                In the second quarter of 2003, Registrant incurred a loss of $193,000 at The River Street Inn/Factor's Walk including $106,000 of depreciation and amortization expense, compared to a loss of $106,000 including $105,000 of depreciation expense in the second quarter of 2002. For the first six months of 2003, Registrant incurred a loss of $479,000 including $211,000 of depreciation and amortization expense compared to a loss of $347,000 including $205,000 of depreciation and amortization expense. The increase in the loss from the second quarter and first six months of 2002 to the same periods in 2003 is due to a decrease in hotel income and an increase in hotel operations expense, partially offset by a decrease in interest expense. The decrease in hotel income is due to a decrease in average occupancy (82% to 77%). The increase in hotel operations expense is due to an increase in wages and salaries expense, miscellaneous operation expense and real estate taxes. The increase in wages and salaries expense is due to an increase in housekeepers and inn managers salaries. The increase in miscellaneous operating expense is due to an increase in computer and marketing expenses. The increase in real estate taxes is due to an increase in the property's assessed value. The decrease in interest expense is due to the timing of interest expense recognition at Factors Walk.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2003.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DIVERSIFIED HISTORIC INVESTORS II

                       By: Dover Historic Advisors, its general
                           partner

                           By: EPK, Inc., managing partner

Date: August 18, 2004          By:   /s/ Spencer Wertheimer
      ---------------               -----------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2003  of  Diversified   Historic
 Investors II;

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



Date:  August 18, 2004                        /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors II on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 18, 2004                        /s/ Spencer Wertheimer
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