Form 10-Q
period 2003-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2004-08-18
CIK 763566

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                 Assets

                               September 30, 2003    December 31, 2002
                               ------------------    -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                               $   200,000         $   847,082
 Buildings and improvements          10,365,244          39,014,097
 Furniture and fixtures                 855,612           3,627,466
                                    -----------         -----------
                                     11,420,856          43,488,645
Less - accumulated depreciation      (7,003,241)        (26,361,987)
                                    -----------         -----------
                                      4,417,615          17,126,658
Cash and cash equivalents                 3,019             119,481
Restricted cash                          57,932           1,639,333
Accounts and notes receivable           206,300             252,319
Other assets (net of amortization
 of $116,417 and $550,675)              130,059           1,709,045
                                    -----------         -----------
     Total                          $ 4,814,925         $20,846,836
                                    ===========         ===========


                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                   $ 9,073,790         $32,608,543
 Accounts payable:
  Trade                               4,214,508           4,003,547
  Related parties                     1,663,081           3,008,831
 Interest payable                     2,708,947          13,968,150
 Tenant security deposits                15,606             323,436
 Accrued liabilities                  1,600,575           1,735,498
                                    -----------         -----------
     Total liabilities               19,276,507          55,648,005
Partners' deficit                   (14,461,582)        (34,801,169)
                                    -----------         -----------
     Total                          $ 4,814,925         $20,846,836
                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months               Nine months
                         ended September 30,       ended September 30,
                           2003       2002          2003         2002
                           ----       ----          ----         ----
Revenues:
 Rental income          $124,460  $1,458,932   $ 2,987,545   $4,206,588
 Hotel income            355,041     343,789     1,145,921    1,251,107
 Gain on sale                  0           0    21,777,364            0
 Interest income               0       3,244         6,004        7,181
                        --------  ----------   -----------   ----------
  Total revenues         479,501   1,805,965    25,916,834    5,464,876
                        --------  ----------   -----------   ----------
Costs and
 expenses:
 Rental operations             0     542,136     1,096,077    1,565,549
 Hotel operations        397,769     311,310     1,082,526      953,438
 Interest                385,115   1,046,164     2,427,928    3,155,342
 Depreciation and
  amortization           109,762     438,568       970,716    1,313,756
                        --------  ----------   -----------   ----------
  Total costs and
   expenses              892,646   2,338,178     5,577,248    6,988,085
                        --------  ----------   -----------   ----------
Net loss               ($413,145)($  532,213) ($20,339,587) ($1,523,209)
                        ========  ==========   ===========   ==========
Net loss per
limited
partnership unit:      ($  19.86)($    25.59) ($    977.80) ($    75.75)
                        ========  ==========   ===========   ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Nine months ended
                                               September  30,
                                              2003         2002
                                              ----         ----

Cash flows from operating activities:
  Net income (loss)                      $20,339,587  ($1,523,209)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization              970,716    1,313,756
  Gain on sale - Tindeco Wharf           (21,777,364)           0
 Changes in assets and liabilities:
  Increase in restricted cash               (650,245)    (862,516)
  Increase in accounts receivable            (51,142)     (15,150)
  Decrease in other assets                   239,138      599,608
  Increase in accounts payable - trade        66,570      166,391
  Increase (decrease) in accounts
   payable - related parties                 337,557   (1,191,415)
 Increase in interest payable                611,741      102,238
 (Decrease) increase in accrued liabilities  (92,626)   1,475,987
 Increase in tenant security deposits         12,290       40,004
                                         -----------   ----------
 Net cash provided by operating activities     6,222      105,694
                                         -----------   ----------
Net cash used in investing activities:
 Cash proceeds - sale of Tindeco Wharf       100,000            0
 Capital expenditures                       (152,172)     (55,222)
                                         -----------   ----------
Net cash used in investing activities        (52,172)     (55,222)
                                         -----------   ----------
Cash flows from financing activities:
 Principal payments under debt obligations   (70,512)     (97,162)
                                         -----------   ----------
 Net cash used in financing activities       (70,512)     (97,162)
                                         -----------   ----------
Decrease in cash and cash equivalents       (116,462)     (46,690)
Cash and cash equivalents at beginning
 of period                                   119,481      175,264
                                         -----------   ----------
Cash and cash equivalents at end
 of period                               $     3,019   $  128,574
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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2003, Registrant had cash of $3,019. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2003, Registrant had restricted cash of $57,932 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In recent years the Registrant has realized significant losses, including the foreclosure of one property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service and the sale of a third property. At the present time, the remaining property is able to pay its operating expenses and debt service but it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. Tindeco Wharf was sold on June 30, 2003. Washington Square was foreclosed by the holder of a mortgage and a judgment on March 22, 2001. In the legal proceeding involving Morrison Clark Inn, if Capital Bank executes its $1,800,000 judgment with respect to the Registrant, it is expected to have a significant adverse impact on the Registrant since there is insufficient available cash to pay the judgment. Any such execution could result in a forced sale of the Registrant's remaining properties. See Part II. Item 1. Legal Proceedings.

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

          (3)  Results of Operations

              During the third quarter of 2003, Registrant incurred  a
net loss of $413,145 ($19.86 per limited partnership unit) compared to a net loss of $532,213 ($25.59 per limited partnership unit) for the same period in 2002. For the first nine months of 2003, the Registrant recognized a net income of $20,339,587 ($977.80 per limited partnership unit) compared to a net loss of $1,523,209 ($73.23 per limited partnership unit) for the same period in 2002. Included in the net income for the first nine months of 2003 is a gain on sale of Tindeco Wharf of $21,777,364.

             Rental income decreased $1,334,472 from $1,458,932 in the third quarter of 2002 to $124,460 in the same period of 2003, and decreased $1,219,043 from $4,206,588 in the first nine months of 2002 to $2,987,545 in the same period of 2003. Rental income decreased from the third quarter and the first nine months of 2002, compared to the same periods in 2003 due to the sale of Tindeco Wharf on June 30, 2003. During the third quarter of 2003, commercial rental income increased at Factors Walk due to an increase in average occupancy (57% to 61%). For the first nine months, rental income decreased at Factors Walk due to a decrease in average occupancy (61% to 59%).

             Hotel income increased $11,252 from $343,789 in the third quarter of 2002 to $355,041 in the same period in 2003. The increase in hotel income from the third quarter of 2002 to the same period in 2003 is due to an increase in average room occupancy (61% to 63%).

              Hotel income decreased $105,187 from $1,251,108 in the first nine months of 2002 to $1,145,921 in the same period of 2003. The decrease in hotel income from the first nine months of 2002 to the same period in 2003 is due to a decrease in average room occupancy (70% to 64%).

              Rental operations expense is no longer incurred due to the sale of Tindeco Wharf on June 30, 2003.

              Hotel operations expense increased $90,259 from $311,310 in the third quarter of 2002 to $401,569 in the same period of 2003 and increased $129,088 from $953,438 for the first nine months of 2002 to $1,082,526 for the same period in 2003. The increase in hotel operations expense from the third quarter and the first nine months of 2002 compared to the same period in 2003 is due to an increase in maintenance expense and professional fees. The increase in maintenance expense is due to an increase in HVAC repairs and the increase in professional fees is due to an increase in mechanical engineering services.

              Interest expense decreased $661,049 from $1,046,164 in the third quarter of 2002 to $385,115 for the same period in 2003 and decreased $727,414 from $3,155,342 in the first nine months of 2002 to $2,427,928 for the same period in 2003. The decrease in interest expense is due to the sale of Tindeco Wharf on June 30, 2003.

              Losses incurred during the quarter at the Registrant's properties were approximately $328,000 compared to a loss of approximately $441,000 for the same period in 2002. For the first nine months of 2003, the Registrant's properties incurred a loss of approximately $1,438,000 compared to a loss of approximately $1,247,000 for the same period in 2002.

              In the third quarter of 2003, Registrant incurred a loss of $328,000 at The River Street Inn/Factors Walk including $106,000 of depreciation expense, compared to a loss of $257,000 including $105,000 of depreciation expense in the third quarter of 2002. The increase in loss from the third quarter of 2002 to the same period in 2003 is due to an increase in maintenance expense and professional fees, partially offset by an increase in hotel income. The increase in maintenance expense is due to an increase in HVAC repairs and the increase in professional fees is due to mechanical engineering services. The increase in hotel income is due to an increase in average room occupancy (61% to 63%).

              For the first nine months of 2002, Registrant incurred a loss of $807,000 at The River Street Inn/Factors Walk including
$317,000 of depreciation expense, compared to a loss of $604,000, including $315,000 of depreciation expense, for the same period in 2002. The increase in loss from the first nine months of 2002 compared to the same period in 2003 is due to a decrease in hotel income and an increase in maintenance expense and professional fees. The decrease in hotel income is due to a decrease in average occupancy (70% to 64%) The increase in maintenance expense is due to an increase in HVAC repairs and the increase in professional fees is due to mechanical engineering services.

              On June 30, 2003 Tindeco Wharf was sold. In the third quarter of 2002, the Registrant incurred a loss of $257,000 including $320,000 of depreciation and amortization expense. For the first nine months of 2003, with exception to the gain on sale in the amount of $21,777,364, Registrant incurred a loss of $337,800 at Tindeco Wharf including $641,000 of depreciation and amortization expense, compared to a loss of $604,000, including $958,000 of depreciation and amortization expense, for the same period in 2002. The decrease in loss is due to an increase in rental income and a decrease in management fees, maintenance expense and advertising expense, partially offset by an increase in wages and salaries expense. The increase in rental income is due to an increase in both residential and commercial average monthly rental rates. The decrease in management fees is due to a decrease in the percentage used to calculate the fee (6% to 4%). The decrease in maintenance expense is due to a decrease in plumbing and electrical expense. The decrease in advertising expense is due to the one time advertising charges in 2002. The increase in wages and salaries expense is due to a vacant building management position filled in 2003.

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

            21                  Subsidiaries of the  Registrant
                                are    listed   in   Item    2.
                                Properties   on   Form    10-K,
                                previously      filed       and
                                incorporated     herein      by
            31                  reference.

                                General Partners Opinion
            32                  Certification


                                Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2003.

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