Form 10-K
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2005-09-22
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                 0-14645
                       -----------------------------------------------

                     DIVERSIFIED HISTORIC INVESTORS II
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2361261
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

Securities registered pursuant to section 12(g) of the Act: 20,593.3 Units
                                                            ------------

                 Units of Limited Partnership Interest
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes          No   X
                                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "Unaudited" financial statements for the period ended December 31, 2003. Please refer to the Explanatory Note below.


                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors II (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2003 containing "unaudited" consolidated financial statements.

On July 11, 2005 the Securities and Exchange Commission ("SEC") notified the Registrant of its non-compliance in meeting reporting requirements under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Registrant's inability to meet its reporting requirements is due to the dissolution of its former auditor, Gross Kreger & Passio, LLC. This event was discussed in Item 4.01 of the Registrant's Form 8-K filed on June 27, 2005.

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants outstanding consolidated financial statements. The audit fieldwork began in July 2005, however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this annual report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, pursuant to advice received by the SEC, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2003, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

           Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 2003, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

           As of December 31, 2003 the registrant was in its operating stage. It originally owned four properties or interests therein. Its interest in two properties were lost through foreclosure and its interest in a third property was sold. As of December 31, 2003, it owned one property. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, see
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          b. Financial Information about Industry Segments

             The Registrant operates in one industry segment.

          c. Narrative Description of Business

              General. Registrant is in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by
Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

              All properties acquired either by the Registrant, or the subsidiary partnerships in which it had an interest, were rehabilitated and certified as historic structures and received the related investment tax credit. As of December 31, 2003, Registrant owned one property located in Georgia. The property contains 22,559 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 2003, 13,460 sf of commercial space was under lease at annual rental rates ranging from $13.94 per sf to $31.80 per sf. Throughout 2003, all of the hotel rooms were available for use. During 2003, the hotel maintained an average nightly room rate of $131.82 and average occupancy of 62%. Rental of the commercial space has not been seasonal. However, the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December.

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

              Dissolution. In 2003, the Registrant determined that it was insolvent because (i) the amount of its liabilities exceeded the fair market value of its assets and (ii) it was unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant began the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan.

              In June 2005, Factors Walk was foreclosed upon by its mortgage holder.

                    d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.


Item 2.   Properties
          ----------

              As of December 31, 2003, Registrant owned one property; the River Street Inn/Factor's Walk. This property consists of 44 hotel rooms and 22,559 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 2003 was $5,980,376; the bonds become due on December 31, 2015.

              The property is managed by BCMI. As of December 31, 2003, 13,460 sf of the commercial space (60%) was under lease at annual rental rates ranging from $13.94 to $31.80. The property also maintains 44 operating hotel rooms at an average nightly rate of $131.82. The average occupancy for 2003 was approximately 62%. The hotel occupancy rate for the previous four years was 66% in 2002, 66% for 2001, 61% for 2000, and 66% for 1999. The average room rates were $132.95 for 2002, $125.05 for 2001, $124.23 for 2000, and $126.45 for
1999. The occupancy for the commercial space was 67% for 2002, 66% for 2001, and 74% from 1999 to 2000. The range for annual rents was $13.47 to $31.00 per sf for 2002, $9.63 to $31.00 per sf for 2001,
$9.63  to $30.00 per sf for 2000, and $7.89 to $26.83 per sf for 1999.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

              The following is a table showing commercial lease expirations at Factor's Walk for the next five years.

                                        Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
     Years    expiring     leases       leases     property
     -----    ---------   --------    ----------  ----------

     2004         0             0             0      0%
     2005         2         2,336        56,105     28%
     2006         4         7,374       122,559     61%
     2007         0             0             0      0%
 Thereafter       2           833        22,643     11%

              For tax purposes, this property has a federal tax basis of $10,743,105 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $120,391 which is based on an assessed value of $2,832,400 taxed at a rate of $42.51 per $1,000. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


Item 3.   Legal Proceedings
          -----------------

            For   a   description   of  legal  proceedings   involving
Registrant's   properties,  see  Part  II,  Item   7.   River   Street
Inn/Factor's Walk Partners.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

           No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

           a. There is no established public trading market for the Units. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 88 Units of record were transferred in 2003.

           b. As of December 31, 2003 there were 2,573 record holders of Units.
           c. Registrant did not make any cash distributions in 2003 or 2002.


Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data are for the five years ended December 31, 2003. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                    2003        2002        2001        2000        1999
                    ----        ----        ----        ----        ----
                 Unaudited

Rental income  $ 3,071,504 $ 5,601,409 $ 5,340,239 $ 5,462,332 $ 5,015,476
Hotel revenues   1,488,779   1,587,328   1,535,825   1,305,660   1,384,057
Interest income      6,015      11,583      41,165      45,742      23,336
Net income
 (loss)         19,872,306  (2,199,044) (2,294,872) (2,474,642) (4,292,936)
Net income
 (loss) per
 Unit               955.34     (105.72)    (110.32)    (118.97)    (206.38)
Total assets
 (net of
 depreciation
 and
 amortization)   4,632,607  20,846,836  22,043,707  25,074,714  25,880,800
Debt
 obligations     9,076,704  32,608,543  32,739,177  33,792,649  33,306,221

Note:  See  Part II, Item 7(3) Results of Operations for a discussions
of   factors  which  materially  affect  the  comparability   of   the
information reflected in the above table.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

          (1)  Liquidity

              At December 31, 2003, Registrant had cash of $12,963. Cash generated from operations is used primarily to fund operating expenses and debt service. The Registrant is not aware of any additional sources of liquidity. Because Registrant's liabilities substantially exceed its assets, and its ongoing operational expense and debt service requirements substantially exceed its available cash or cash flow, Registrant is insolvent.

              As of December 31, 2003, Registrant had restricted cash of $27,706 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              During the five years 1999 through 2003, the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service, and the sale of a third property. As of June 2005, the Registrant's remaining property, Factors Walk, was foreclosed upon by its mortgage holder. As a result of the foreclosure, no cash was available to the Registrant to make distributions to partners or pay the general and administrative expenses owed to the Registrant.
              In 2003, the Registrant determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant began the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan.

          (2)  Capital Resources

             Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any.

          (3)  Results of Operations

              During 2003, Registrant recognized a net income of $19,872,306 ($955.34 per limited partnership unit) compared to a net loss of $2,199,044 ($105.72 per limited partnership unit) in 2002, and a net loss of $2,294,872 ($110.32 per limited partnership unit) in 2001.

               Rental and hotel income was $4,560,283 in 2003, $7,188,737 in 2002, and $6,876,064 in 2001. The decrease in rental income from 2002 to 2003 was due to (i) the sale of Tindeco Wharf on June 30, 2003 (ii) a decrease in rented commercial space at Factors Walk from 14,022 sf. in 2002 to 13,460 sf. in 2003, and (iii) a decrease in hotel income at Factors Walk due to a decrease in average occupancy (66% to 62%) and a decrease in average daily room rates ($132.95 to $131.82). The increase in rental income from 2001 to 2002 was due to an increase in average occupancy (91% to 94%) at Tindeco Wharf and an increase in hotel income at Factors Walk due to an increase in average daily room rates from $125.05 in 2001 to $132.95 in 2002.

              Interest income was $6,015 in 2003, $11,583 in 2002, and $41,165 in 2001. The decrease in interest income from 2002 to 2003 is due to a decrease in invested cash balances due to the sale of Tindeco Wharf on June 30, 2003. Interest was only generated on six months of invested cash balances. The decrease in interest income from 2001 to 2002 is due to a decrease in interest rates and a decrease in invested cash balances.

               Rental operations expense was $1,096,076 in 2003, $2,104,817 in 2002, and $2,028,376 in 2001. The decrease in rental operations expense from 2002 to 2003 was due the sale of Tindeco Wharf on June 30, 2003. The increase in rental operations expense from 2001 to 2002 was due to an increase in wages and salaries expense and insurance expense, partially offset by a decrease in miscellaneous operating expense at Tindeco Wharf. The increase in wages and salaries expense was due to an increase in office staff salaries and janitorial wages paid. The increase in insurance expense was due to insurance market conditions. The decrease in miscellaneous operating expense was due to a decrease in parking expense and administrative cable charges.

               Hotel operations expense was $1,398,173 in 2003, $1,337,487 in 2002, and $1,257,784 in 2001. The increase in hotel operations expense from 2002 to 2003 was due to an increase in insurance expense, maintenance expense and wages and salaries. The increase in insurance expense was due to the changing market conditions. The increase in maintenance expense was due to an increase in electrical, mechanical and general building repairs. The increase in wages and salaries expense was due to an increase in sales and inn managers. The increase in hotel operations expense from 2001 to 2002 was due to an increase in wages and salaries expense, insurance expense, and real estate tax expense, partially offset by a decrease in legal and professional fees. The increase in wages and salaries expense was due to an increase in sales manager salaries and housekeeper wages paid. The increase in insurance expense was due to insurance market conditions. The increase in real estate tax expense was due to an increase in the appraised value of the property. The decrease in legal and professional fees was due to non- recurring appraisal fees incurred during the fourth quarter of 2001.

              Interest  expense was $2,914,074 in 2003, $4,197,597  in
2002, and $4,216,229 in 2001. The decrease in interest expense from 2002 to 2003 was due to the sale of Tindeco Wharf on June 30, 2003. The decrease in interest expense from 2001 to 2002 was due to a decrease in prime rate used to calculate interest expense on a note payable at Tindeco Wharf. The increase in interest expense at Factors Walk was due to an increase in principal balance upon which the interest was calculated due to additions made to pay various expenses and leasing commissions.

              Depreciation and amortization was $1,080,871 in 2003 $1,759,463 in 2002, and $1,781,784 in 2001. The decrease in depreciation expense from 2002 to 2003 was due to the sale of fixed assets of Tindeco Wharf. The decrease from 2001 to 2002 was due to the foreclosure of Washington Square on March 22, 2001.

              In 2003, approximately $20,541,000 of book income was recognized at the Registrant's properties even though no net cash was distributed or distributable to Registrant there from. Included in the book gain for 2003 is a book gain on the disposition of fixed assets in the amount of $21,777,364. In 2002 the registrant incurred a loss of approximately $1,831,000 compared to a loss of approximately $2,008,000 during 2001. Included in the loss for 2001 is an extraordinary gain on the extinguishment of debt in the amount of $68,458.

             On June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan. Because this resulted in extinguishment of the liabilities associated with the property, even though no cash was received, the Registrant recognized a book gain on sale in the amount of $21,777,364 in 2003.

                Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized a book gain on the extinguishment of debt in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                            Page
                                                              ----

   Consolidated  Balance  Sheets at  December  31,  2003       11
(unaudited) and 2002

   Consolidated Statements of Operations for  the  Years       12
Ended December 31, 2003 (unaudited), 2002, and 2001

   Consolidated  Statements  of  Changes  in   Partners'       13
Equity   for  the  Years  Ended  December  31,   2003
(unaudited), 2002, and 2001

   Consolidated Statements of Cash Flows for  the  Years       14
Ended December 31, 2003 (unaudited), 2002, and 2001

   Notes    to    consolidated   financial    statements     15-22
(unaudited)


Financial statement schedules (unaudited):

   Schedule   XI   -   Real   Estate   and   Accumulated     23-24
Depreciation (unaudited)

   Notes to Schedule XI (unaudited)                            25






All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2003 and 2002

                                Assets
                                ------
                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Rental properties at cost:
 Land                                   $   200,000  $   847,082
 Buildings and improvements              10,365,244   39,014,097
 Furniture and fixtures                     855,612    3,627,466
                                        -----------  -----------
                                         11,420,856   43,488,645
  Less - accumulated depreciation        (7,109,896) (26,361,987)
                                        -----------  -----------
                                          4,310,960   17,126,658
Cash and cash equivalents                    12,963      119,481
Restricted cash                              27,706    1,639,333
Accounts receivable                         131,673      252,319
Other assets (net of accumulated
 amortization of $119,916
 and $550,675)                              149,305    1,709,045
                                        -----------  -----------
          Total                         $ 4,632,607  $20,846,836
                                        ===========  ===========


                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Debt obligations                       $ 9,076,704  $32,608,543
 Accounts payable:
  Trade                                   4,164,610    4,003,547
  Related parties                         1,723,539    3,008,831
 Interest payable                         2,931,268   13,968,150
 Tenant security deposits                    14,385      323,436
 Other liabilities                        1,650,964    1,735,498
                                        -----------  -----------
          Total liabilities              19,561,470   55,648,005
Partners' deficit                       (14,928,863) (34,801,169)
                                        -----------  -----------
          Total                         $ 4,632,607  $20,846,836
                                        ===========  ===========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----
                                  (Unaudited)

Revenues:
 Rental income                   $ 3,071,504   $5,601,409   $5,340,239
 Hotel income                      1,488,779    1,587,328    1,535,825
 Interest income                       6,015       11,583       41,165
 Other income                         17,838            0        3,614
 Book gain on sale                21,777,364            0            0
                                 -----------   ----------   ----------
      Total revenues              26,361,500    7,200,320    6,920,843
                                 -----------   ----------   ----------
Costs and expenses:
 Rental operations                 1,096,076    2,104,817    2,028,376
 Hotel operations                  1,398,173    1,337,487    1,257,784
 Interest                          2,914,074    4,197,597    4,216,229
 Depreciation and amortization     1,080,871    1,759,463    1,781,784
                                 -----------   ----------   ----------
      Total costs and expenses     6,489,194    9,399,364    9,284,173
                                 -----------   ----------   ----------
Net income (loss) before
 extraordinary item               19,872,306   (2,199,044)  (2,363,330)
Extraordinary gain on
 extinguishment of debt                    0            0       68,458
                                 -----------   ----------   ----------
       Net income (loss)         $19,872,306  ($2,199,044) ($2,294,872)
                                 ===========   ==========   ==========

Net loss per limited
 partnership unit:
 Loss before extraordinary item  $    955.34  ($   105.72) ($   113.61)
 Extraordinary item                        0            0         3.29
                                 -----------   ----------   ----------
Total loss per limited
 partnership unit                $    955.34  ($   105.72) ($   110.32)
                                 ===========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS II
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      I (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($474,492) ($29,832,761) ($30,307,253)
Net loss                            (22,949)   (2,271,923)   (2,294,872)
                                   --------   -----------   -----------
Balance at December 31, 2001       (497,441)  (32,104,684)  (32,602,125)
Net loss                            (21,990)   (2,177,054)   (2,199,044)
                                   --------   -----------   -----------
Balance at December 31,2002        (519,431)  (34,281,738)  (34,801,169)
Net income                          198,723    19,673,583    19,872,306
                                   --------   -----------   -----------
Balance at December 31, 2003
 (Unaudited)                      ($320,708) ($14,608,155) ($14,928,863)
                                   ========   ===========   ===========

 (1) General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 2003, 2002, and 2001.


The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS II
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001


                                         2003         2002         2001
                                         ----         ----         ----
                                     (Unaudited)

Cash flows from operating
 activities:
 Net income (loss)                  $19,872,306  ($2,199,044) ($2,294,872)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization       1,080,871    1,759,463    1,781,784
  Extraordinary gain                          0            0      (68,458)
  Book gain on Sale of
   Tindeco Wharf                    (21,777,364)           0            0
 Changes in assets and liabilities:
  (Increase) decrease in restricted
   cash                                (620,019)  (1,074,877)   1,202,782
  Decrease (increase) in accounts
   receivable                            23,485      (56,403)       4,525
  Decrease (increase) in other assets   216,391      641,909     (805,007)
  (Decrease) Increase in accounts
   payable - trade                      (37,667)     227,338       94,903
  Increase (decrease) in accounts
   payable - related parties
                                        452,355      257,751      123,251
  Increase in interest payable          834,063      508,796      198,745
  Increase in tenant security
   deposits                              11,069       39,349        6,357
  (Decrease) increase in other
   liabilities                          (42,238)      99,574      145,332
                                    -----------   ----------   ----------
    Net cash provided by operating
     activities                          13,252      203,856      389,342
                                    -----------   ----------   ----------
Cash flows from investing
 activities:
 Proceeds from the sale of
  fixed assets                          100,000            0            0
 Capital expenditures                  (152,172)    (129,005)    (248,415)
                                    -----------   ----------   ----------
    Net cash used in investing
     activities                         (52,172)    (129,005)    (248,415)
                                    -----------   ----------   ----------
Cash flows from financing
 activities:
 Borrowings under debt obligations            0          520      157,472
 Payments of principal under debt
  obligations                           (67,597)    (131,154)    (146,816)
                                    -----------   ----------   ----------
     Net cash (used in) provided
      by financing activities           (67,597)    (130,634)      10,656
                                    -----------   ----------   ----------
(Decrease) increase in cash and
  cash equivalents                     (106,517)     (55,783)     151,583
Cash and cash equivalents at
 beginning of year                      119,480      175,264       23,681
                                    -----------   ----------   ----------
Cash and cash equivalents at
 end of year                        $    12,963   $  119,481   $  175,264
                                    ===========   ==========   ==========


Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest                          $1,644,274    $3,347,070   $3,689,055


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS II
                 ---------------------------------
                     (a limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Unaudited)


NOTE A - ORGANIZATION
---------------------

Diversified Historic Investors II (the "Partnership") was formed in December 1984 to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, utilizing mortgage financing and the net proceeds from the sale of limited partnership units. Rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code. The General Partner, Dover Historic Advisors, has the exclusive responsibility for all aspects of the Partnership's operations


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

5.   Net Income per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 2003, 2002 and 2001).

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


NOTE C - DEBT OBLIGATIONS
-------------------------

Debt obligations were as follows:

                                                 December 31,
                                              2003          2002
                                              ----          ----
                                          (Unaudited)

Mortgage  loan,  interest  only  at  14%; $7,276,704    $7,273,790
principal   due   December   31,    2015,
collateralized  by  the  related   rental
property

Mortgage  loan,  interest  at  12%,   due  1,800,000     1,800,000
January 1, 1992, collateralized by the related rental property (A)


Mortgage revenue bonds comprised  of  the          0    16,281,282
following:   $1,440,000 of Serial  Bonds,
interest rates ranging from 4.6% to 6.1%,
maturing  semi-annually  from  June   20,
2000, to December 20, 2006; $1,650,000 of
Term  Bonds,  interest at 6.5%,  maturing
December  20,  2012; $8,260,000  of  Term
Bonds,   interest   at   6.6%,   maturing
December  20,  2024; $5,605,000  of  Term
Bonds,   interest   at   6.7%,   maturing
December 20, 2028; collateralized by the related rental property (C)

Second   mortgage  loan,  principal   and          0     4,953,471
interest  at  7.5%,  payable  in  monthly
installments  of  $36,606  to  July  2005
based upon available cash flow, at which time the balance is due; collateralized by the related rental property (B) (C)

Note  payable  to  a developer,  interest
accrues  at 12%, of which 6% interest  is
payable  annually; deferred  interest  is
payable   out  of  cash  flow   after   a
preference return to the Partnership with
interest  accruing on the unpaid  amount;
principal and unpaid interest due at  the
earlier  of  sale or refinancing  of  the
property or 2005; unsecured (C)                    0     2,300,000
                                          ----------   -----------
                                          $9,076,704   $32,608,543
                                          ==========   ===========

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

(C)  On June 30, 2003, the Registrant transferred its interest  in
     Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan.


Approximate maturities of mortgage loan obligations, at December 31, 2003 for each of the succeeding five years are as follows:

Year ending December 31,        (Unaudited)

     2004                        $1,800,000
     2005                                 0
     2006                                 0
     2007                                 0
     2008                                 0
     Thereafter                   7,276,704
                                 ----------
                                 $9,076,704
                                 ==========


NOTE D - ACQUISITIONS
---------------------

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


NOTE E- COMMITMENTS AND CONTINGENCIES
-------------------------------------

Pursuant to certain agreements, the developers of and lenders to the properties are entitled to share in the following:

1. 15% to 50% of net cash flow from operations above certain specified amounts

2. 10% to 45% of the net proceeds, as defined, of the sale of the respective property. Generally, the Partnership is entitled to a priority distribution of the net proceeds of sale prior to any payments to developers.

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 6.25% at December 31, 2003) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997.


NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2000 was $22,620. The balance of the note at December 31, 2003 was $197,409. Interest accrued during 2003 and 2002 was $30,023, respectively. The balance of the note at December 31, 2003 was $197,409.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2003 and 2002 was $226,896 and $212,948, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2003 was $1,617,665.

Tindeco Wharf Partnership accrued to Dover Historic Advisors, an affiliate of a partner, and Boston Street Properties, Inc., a former partner, an annual investor service fee of $10,000 each. These fees were paid from available cash flow subsequent to the payment of the operating deficit loan and current interest on the development fee note. No fees were paid during 2003 or 2002. Accrued investor service fees was $120,000 at December 31, 2002.


NOTE G - EXTRAORDINARY GAIN
---------------------------

Effective as of March 22, 2001 Washington Square was foreclosed by the holder of the mortgage and a judgment. As a result, the Registrant recognized an extraordinary gain on this foreclosure in the amount of $68,458 which is the difference between the debt of the property and the net book value of the assets.


NOTE H - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                  For the Years Ended December 31,
                                    2003         2002        2001
                                    ----         ----        ----
                                (Unaudited)

Net loss - book                 $19,872,306 ($ 2,199,044) ($ 2,294,872)
Gaap to tax difference -
 Book Gain on Sale of
 Tindeo Wharf                    (6,981,724)           0             0
 Depreciation                        66,854     (143,025)     (262,345)
 Interest                           957,539    1,038,997       982,822
 Other interest                           0            0      (240,000)
 Guarantor fees                     121,800      121,800       121,800
 Investor service fee                10,000       20,000        20,000
 Other                              (12,489)     (28,196)      110,692
Minority interest - tax only         37,882       66,070        97,016
Extraordinary gain on
 extinguishment of debt                   0            0      (259,981)
                                -----------  -----------   -----------
Net loss - tax                  $14,072,168 ($ 1,123,398) ($ 1,724,868)
                                ===========  ===========   ===========

Partners' equity - book        ($14,928,863)($34,801,169) ($32,602,125)
Costs of issuance                 2,471,196    2,471,196     2,471,196
Cumulative tax over (under)
 book loss                        5,756,972    9,006,582     8,481,727
Facade easement donation
 (tax only)                         203,778      203,778       203,778
Prior period adjustment              48,071       48,071        48,071
Capital adjustments (tax only)     (324,580)    (324,580)     (324,580)
                                -----------  -----------   -----------
Partners' equity - tax         ($ 6,773,426)($23,396,122) ($21,721,933)
                                ===========  ===========   ===========




NOTE I - BOOK GAIN ON SALE
--------------------------

The Registrant has determined that it was insolvent because (i) the amount of its liabilities exceeded the fair market value of its assets and (ii) it was unable to pay its debts as they become due. Accordingly, pursuant to its Partnership Agreement, Registrant began the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, will be paid by the holder of such second mortgage loan. The Registrant recognized a book gain on the sale in the amount of $21,777,364.


NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:

                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------
Revenues:
 Rental income      $ 83,958   $124,460    $ 1,503,700  $1,359,385
 Hotel income        342,859    355,041        468,940     321,940
 Book gain on sale         0          0     21,777,364           0
 Other income         17,837          0              0           0
 Interest income          11          0          2,950       3,055
                    --------   --------    -----------  ----------
  Total revenues     444,665    479,501     23,752,954   1,684,380
                    --------   --------    -----------  ----------
Costs and expenses:
 Rental operations         0          0        579,135     520,745
 Hotel operations    315,645    397,769        396,716     284,241
 Interest            486,145    385,115        930,696   1,112,117
 Depreciation and
  amortization       110,155    109,762        434,472     426,482
                    --------   --------    -----------  ----------
  Total costs and
    expenses         911,945    892,646      2,341,019   2,343,585
                    --------   --------    -----------  ----------
Net loss           ($467,280) ($413,145)   $21,411,935 ($  659,205)
                    ========   ========    ===========  ==========


Net loss per
 limited
 partnership unit: ($  22.46) ($  19.86)    $ 1,029.35 ($   31.69)


NOTE K SUBSEQUENT EVENT
-----------------------

In June 2005, Factors Walk was foreclosed upon by its mortgage holder.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                                  (UNAUDITED)




                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings     Land
                                            and        and
                 Encumbrances            Improve-   Improve-
Description (a)      (f)       Land       ments       ments
---------------  ------------  ----      ---------  --------
44 room hotel
with 22,559
square feet of
commercial
space in
Savannah, GA      $7,276,704 $200,000   $9,178,160 $2,042,696

240 apartment
units and 41,802
square feet of
commercial
space in
Baltimore, MD              0         0           0           0
                  ----------  --------   ---------- ----------
                  $7,276,704  $200,000   $9,178,160 $2,042,696
                  ==========  ========   ========== ==========

                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------
                                     (Unaudited)



                             Buildings            Accumu-   Date
                                and                lated     of
                              Improv-    Total     Depr.   Constr.   Date
Description (a)       Land     ments    (c) (d)   (d) (e)    (a)   Acquired
--------------        ----   ---------  -------   -------- ------- --------
44 room hotel
with 22,559
square feet of
commercial
space in                                                      1985-
Savannah, GA      $200,000 $11,220,856 $11,420,856 $7,109,896 1986  8/9/85

240 apartment
units and 41,802
square feet
of commercial
space in                                                     1985-
Baltimore, MD           0           0           0          0 1988 10/15/85
                 -------- ----------- ----------- ----------
                 $200,000 $11,220,856 $11,420,856 $7,109,896
                 ======== =========== =========== ==========

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2003

(A)  All  properties are certified historic structures as  defined  in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2003, for Federal income tax purposes is $10,743,105. The depreciable basis of buildings and improvements is reduced for federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:

                                        2003        2002        2001
                                        ----        ----        ----
                                    (Unaudited)
Balance at beginning of year       $43,488,645 $43,359,639 $46,163,905
Additions during the year:
 Improvements                          152,172     129,006     248,415
 Deductions due to sale/
  foreclosure                      (32,219,961)          0  (3,052,681)
                                   ----------- ----------- -----------
Balance at end of year             $11,420,856 $43,488,645 $43,359,639
                                   =========== =========== ===========

Reconciliation of accumulated depreciation:
                                        2003        2002        2001
                                        ----        ----        ----
Balance at beginning of year      $26,361,987 $24,658,035 $24,737,850
Depreciation expense for the year   1,080,871   1,703,952   1,725,944
Decreases due to sale/
 foreclosure                      (20,332,962)          0  (1,805,759)
                                  ----------- ----------- -----------
Balance at end of year            $ 7,109,896 $26,361,987 $24,658,035
                                  =========== =========== ===========

(E) See Note B to the financial statements for depreciation method and lives.

(F) See Note E to the financial statements for information regarding certain contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

          None.


Item 9A.   Controls and Procedures
           -----------------------

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                               PART III
                               --------

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

          a.  Identification  of  Directors  -  Registrant  has   no
directors.

          b.   Identification of Executive Officers

          f.   Involvement in Certain legal proceedings. - None

          g.   Promoters and control persons. - Not Applicable

          h.   Audit committee financial expert - None

              The General Partner of the Registrant is Dover Historic Advisors (DoHA), a Pennsylvania general partnership. The partners of DoHA are as follows:


                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

SWDHA, Inc.      --  Partner in  No fixed     Since May 1997
                     DoHA          term

EPK, Inc.        --  Partner in  No fixed     Since May 1997
                     DoHA          term


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

          Donna M. Zanghi (age 46) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. (an affiliate of D, Ltd.) since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 38) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2003, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2003, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2003 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1998 through 2003.

           On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2000 was $22,620. The balance of the note at December 31, 2003 was $197,409. Interest accrued during 2003 and 2002 was $30,023, respectively. The balance of the note at December 31, 2003 was $197,409.

           On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2003 and 2002 was $226,896 and $212,948, respectively. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2003 was $1,617,665.

            Tindeco Wharf Partnership accrued to Dover Historic Advisors, an affiliate of a partner, and Boston Street Properties, Inc., a former partner, an annual investor service fee of $10,000 each. These fees were paid from available cash flow subsequent to the payment of the operating deficit loan and current interest on the development fee note. Accrued investor service fees were $120,000 at December 31, 2002. No fees were paid during 2003 or 2002.

           a. Certain Business Relationships - Registrant has no directors.

           b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

      The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Audit Fees (1).........................     $ 5,000      $5,000
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................      16,500      16,500
All Other Fees (4).....................        -           -
                                            -------     -------
Total..................................     $21,500     $21,500
                                            =======     =======



 1. Audit Fees - Audit fees for the years ended December 31, 2003, respectively, were accrued for professional services to be performed by Russell Bedford Mirchandani Stefanou, LLP for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions, and with review of documents filed with the SEC.

     Audit fees for the years ended December 31, 2002, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions, and with review of documents filed with the SEC.

 2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above; however, no such assurance or services were provided in the relevant periods.

 3. Tax Fees - Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

 4. All Other Fees - All other fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees; however, no such products and services were provided in the relevant periods.

                                PART IV
                                -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

          1. Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2003 (Unaudited) and 2002.

                            b.   Consolidated Statements of Operations
                 for  the  Years Ended December 31, 2003  (Unaudited),
                 2002 and 2001.

                            c.   Consolidated Statements of Changes in
                 Partners' Equity for the Years Ended December 31, 2003 (Unaudited), 2002 and 2001.

                            d.   Consolidated Statements of Cash Flows
                 for  the  Years Ended December 31, 2003  (Unaudited),
                 2002 and 2001.

                             e.     Notes  to  consolidated  financial
                 statements (Unaudited)


            2.   Financial statement schedules:

                             a.     Schedule  XI-  Real   Estate   and
                 Accumulated Depreciation (Unaudited)

                             b.   Notes to Schedule XI (Unaudited)


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

                  21                Subsidiaries     of     the
                                    Registrant

                  31 (Not attached) Certification pursuant to
                                    Rule 13a-14(a) / 15d -
                                    14(a)
                                    (To  be  filed with amended
                                    10-K/A)

                  32 (Not attached) Certification  pursuant  to
                                    18  U.S.C. Section 1350, as
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To  be  filed with Amended
                                    10-K/A)

              (c)  Exhibits:
                   See  Item  15(A)   (3)  above.

                              SIGNATURES
                              ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 22, 2005  DIVERSIFIED HISTORIC INVESTORS II
       ------------------  ---------------------------------
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


                         DIVERSIFIED HISTORIC INVESTORS II
                         ---------------------------------

                           By: Dover Historic Advisors, its general
                           partner

                              By: EPK, Inc., managing partner


Date:  September 22, 2005          By: /s/ Spencer Wertheimer
       ------------------              ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)