Form 10-Q
period 2004-03-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2005-09-22
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2004
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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

Registrant's telephone number, including area code (215) 557-9800
                                                   -------------------

                                    N/A
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----
This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors II (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended March 31, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrant's outstanding consolidated financial statements. The audit fieldwork began in July 2005, however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, pursuant to advice received by the SEC, the Registrant is filing the consolidated financial statements contained throughout this quarterly report as "unreviewed" and "unaudited." The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1.   Financial Statements
          --------------------

          The financial statements presented have not been reviewed or audited by an independent auditor

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                              March 31, 2004  December 31, 2003
                              --------------  -----------------

Rental properties, at cost:
 Land                          $   200,000        $   200,000
 Buildings and improvements     10,365,244         10,365,244
 Furniture and fixtures            855,612            855,612
                               -----------        -----------
                                11,420,856         11,420,856
Less - accumulated depreciation (7,215,838)        (7,109,896)
                               -----------        -----------
                                 4,205,018          4,310,960
Cash and cash equivalents            7,828             12,963
Restricted cash                     57,974             27,706
Accounts and notes receivable      183,815            131,673
Other assets (net of
 accumulated amortization of
 $123,045 and $119,916)            146,513            149,305
                               -----------        -----------
     Total                     $ 4,601,148        $ 4,632,607
                               ===========        ===========

                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations              $ 9,086,154        $ 9,076,704
 Accounts payable:
  Trade                          4,262,227          4,164,610
  Related parties                1,787,037          1,723,539
 Interest payable                3,034,667          2,931,268
 Accrued liabilities             1,734,674          1,650,964
 Tenant security deposits           15,786             14,385
                               -----------        -----------
     Total liabilities          19,920,545         19,561,470
Partners' deficit              (15,319,397)       (14,928,863)
                               -----------        -----------
     Total                     $ 4,601,148        $ 4,632,607
                               ===========        ===========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                                       Three months ended
                                           March 31,
                                       2004          2003
                                       ----          ----
Revenues:
 Rental income                      $ 74,912    $1,359,385
 Hotel income                        377,389       321,940
Interest income                            0         3,055
                                    --------    ----------
     Total revenues                  452,301     1,684,380
                                    --------    ----------
Costs and expenses:
 Rental operations                         0       520,745
 Hotel operations                    317,960       284,241
 Interest                            391,562     1,112,117
 Capital improvements                 24,241             0
 Depreciation and amortization       109,071       426,482
                                    --------    ----------
      Total costs and expenses       842,834     2,343,585
                                    --------    ----------
Net loss                           ($390,533)  ($  659,205)
                                    ========    ==========

Net loss per limited
 partnership unit                  ($  18.77)  ($    31.69)
                                    ========    ==========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                 Three months ended
                                                      March 31,
                                                 2004          2003
                                                 ----          ----
Cash flows from operating activities:
 Net loss                                    ($390,533)    ($659,205)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                109,071       426,482
 Changes in assets and liabilities:
  Increase in restricted cash                  (30,268)     (266,301)
  (Increase) decrease in accounts receivab     (52,142)       44,219
  (Increase) decrease in other assets             (337)       68,082
  Increase in accounts payable - trade          43,084       212,752
  Increase (decrease) in accounts
   payable -  related parties                  118,031       (67,192)
  Increase in interest payable                 103,399       304,534
  Increase in accrued liabilities               83,710        27,213
  Increase (decrease) in tenant
   security deposits                             1,400        (2,629)
                                             ---------    ----------
 Net cash (used in) provided by
  operating activities                         (14,585)       87,955
                                             ---------    ----------
Cash flow from investing activities:
 Capital expenditures                                0       (19,785)
                                             ---------    ----------
 Net cash used in investing activities               0       (19,785)
                                             ---------    ----------
Cash flows from financing activities:
 Borrowings under debt obligations               9,450             0
 Principal payments under debt obligations           0       (34,827)
                                             ---------    ----------
 Net cash provided by (used in)
  financing activities                           9,450       (34,827)
                                             ---------    ----------
(Decrease) increase in cash and cash
 equivalents                                    (5,135)       33,343
Cash and cash equivalents at beginning
 of period                                      12,963       119,481
                                             ---------    ----------
Cash and cash equivalents at end of period   $   7,828    $  152,824
                                             =========    ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

We have prepared the consolidated financial statements without a review or audit by an independent auditor. The new independent auditor will review the consolidated financial statements and the Registrant will endeavor to proceed with this audit as expeditiously as possible. No auditor has opined that the "unreviewed" and "unaudited" consolidated financial statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the Registrant for the periods reported in accordance with generally accepted accounting principles.

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - GAIN ON SALE
---------------------

The Registrant has determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its Partnership Agreement, Registrant began the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf Partnership. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan. The Registrant recognized a book gain on sale in the amount of $21,777,364.


NOTE 3 - SUSEQUENT EVENT
------------------------

In June 2005, the River Street Inn located in Savannah, Georgia was foreclosed upon by the mortgage lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

     (1)     Liquidity

             As of March 31, 2004, Registrant had cash of $7,828. The Registrant is not aware of any additional sources of liquidity. Because Registrant's liabilities substantially exceed its assets, and its ongoing operational expense and debt service requirements substantially exceed its available cash or cash flow, Registrant is insolvent.

              As of March 31, 2004, Registrant had restricted cash of $57,974 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In  recent years the Registrant has realized significant
losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service, and the sale of a third property. As of June 2005, the Registrants remaining property, Factors Walk, was foreclosed upon by its mortgage holder. As a result of the foreclosure, no cash was available to the Registrant to make distributions to partners or pay the general and administrative expenses owed to the Registrant.

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

     (3)     Results of Operations

              During the first quarter of 2004, Registrant incurred a net loss of $390,533 ($18.77 per limited partnership unit) compared to a net loss of $659,205 ($31.69 per limited partnership unit) for the same period in 2003.

             Rental income decreased $1,284,473 from $1,359,385 in the first quarter of 2003 to $74,912 in the same period in 2004. The decrease in rental income is due to the sale of Tindeco Wharf on June 30, 2003 and a decrease average commercial rental rates at the River Street Inn/Factors Walk.

             Hotel income increased $55,349 from $321,940 in the first quarter of 2003 to $377,289 in the same period in 2004. The increase in hotel income is due to an increase in average occupancy (54% to 66%) at the River Street Inn/Factors Walk.
..
             Interest income decreased $3,055 from $3,055 in the first quarter of 2003 to $0 in the same period in 2004. The decrease in interest income is due to the sale of Tindeco Wharf on June 30, 2003.

              Rental operations expense is no longer incurred due to the sale of Tindeco Wharf on June 30, 2003.

              Hotel operations expense increased $33,719 from 284,241 in the first quarter of 2003 to $317,960 in the same period of 2004. The increase in hotel operations expense is due to the increase in room expense, maintenance expense and miscellaneous operating expense at The River Street Inn/Factor's Walk. The increase in room expense is due to an increase in package expense and guest supplies. The increase in maintenance expense is due to an increase in maintenance contracts and electrical and mechanical expenses. The increase in miscellaneous operating expense is due to an increase in telephone and marketing expenses.
              Interest expense decreased $720,555 from $1,112,117 in the first quarter of 2003 to $391,562 in the same period in 2004. The decrease in interest expense is due to the sale of Tindeco Wharf on June 30, 2003, partially offset by an increase at The River Street Inn/Factor's Walk due to an addition to principal to the first mortgage.

              Losses incurred during the first quarter of 2004 at the Registrant's properties were approximately $287,000. Losses incurred during the first quarter of 2003 at the Registrant's two properties were approximately $566,000.

             On June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan secured by the property. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan. The Registrant recognized a book gain on sale in the amount of $21,777,364.


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

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 1.   Legal Proceedings
          -----------------

             None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 5.   Other Information
          -----------------

             None.


Item 6.   Exhibits and Reports
          --------------------

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

            31 (Not attached)   Certification pursuant to  Rule
                                13a - 14(a) / 15d - 14(a)
                                (To be attached with amended 10-
                                Q/A)

            32 (Not attached)   Certification  pursuant  to  18
                                U.S.C. Section 1350, as Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002
                                (To be attached with amended 10-
                                Q/A)

                              SIGNATURES
                              ----------

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