Form 10-Q
period 2004-06-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2005-09-22
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----
This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------


Diversified Historic Investors II (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                   PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1.   Financial Statements
          --------------------

          The financial statements presented have not been reviewed or audited by an independent auditor.


                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                June 30, 2004    December 31, 2003
                                -------------    -----------------
Rental properties, at cost:
 Land                            $   200,000         $   200,000
 Buildings and improvements       10,365,244          10,365,244
 Furniture and fixtures              855,612             855,612
                                 -----------         -----------
                                  11,420,856          11,420,856
Less - accumulated depreciation   (7,321,780)         (7,109,896)
                                 -----------         -----------
                                   4,099,076           4,310,960
Cash and cash equivalents             19,274              12,963
Restricted cash                       28,076              27,706
Accounts and notes receivable        185,269             131,673
Other assets (net of amortization
 of $126,175 and $119,916)           158,504             149,305
                                 -----------         -----------
     Total                       $ 4,490,199         $ 4,632,607
                                 ===========         ===========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations                $ 9,101,255         $ 9,076,704
 Accounts payable:
  Trade                            4,293,607           4,164,610
  Related parties                  1,853,027           1,723,539
Interest payable                   3,073,905           2,931,268
Accrued liabilities                1,730,755           1,650,964
Tenant security deposits              15,786              14,385
                                 -----------         -----------
     Total liabilities            20,068,335          19,561,470
Partners' deficit                (15,578,136)        (14,928,863)
                                 -----------         -----------
     Total                       $ 4,490,199         $ 4,632,607
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

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                           Three months             Six months
                          ended June 30,          ended June 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----

Revenues:
 Rental income        $140,263 $ 1,503,700  $  215,175  $ 2,863,085
 Hotel income          534,391     468,940     911,780      790,880
 Gain on sale                0  21,777,364           0   21,777,364
 Insurance proceeds      3,256           0       3,256            0
 Interest income             0       2,950           0        6,004
                      -------- -----------  ----------  -----------
  Total revenues       677,910  23,752,954   1,130,211   25,437,333
                      -------- -----------  ----------  -----------
Costs and expenses:
 Rental operations           0     579,135           0    1,099,880
 Hotel operations      400,145     396,716     718,105      680,956
 Interest              395,149     930,696     786,711    2,042,814
 Capital
  improvements          32,284           0      56,525            0
  Depreciation and
  amortization         109,072     434,472     218,143      860,954
                      -------- -----------  ----------  -----------
  Total costs and
   expenses            936,650   2,341,019   1,779,484    4,684,604
                      -------- -----------  ----------  -----------
Net (loss) income   ($ 258,740)$21,411,935 ($  649,273) $20,752,729
                     ========= ===========  ==========  ===========

Net (loss) income
 per limited
 partnership unit:  ($   12.44)$  1,029.35 ($    31.21) $    997.66
                     ========= ===========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                Six months ended
                                                    June 30,
                                               2004          2003
                                               ----          ----
Cash flows from operating activities:
 Net income (loss)                         ($649,273)   $20,752,729
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization              218,143        860,954
  Gain on sale of Tindeco Wharf                    0    (21,777,364)
  Increase in restricted cash                   (370)      (619,973)
  (Increase) decrease in accounts
   receivable                                (53,596)         9,903
  (Increase) decrease in other assets        (15,457)       239,138
  Increase (decrease) in accounts
   payable - trade                            19,474         (7,747)
  Increase in accounts payable -
   related parties                           239,010        221,727
  Increase in interest payable               142,637        411,489
  Increase (decrease) in accrued
   liabilities                                79,792        (15,444)
  Increase in tenant security deposits         1,400         10,670
                                            --------    -----------
 Net cash (used in) provided by
  operating activities                       (18,240)        86,082
                                            --------    -----------
Cash flow from investing activities:
 Gross proceeds - sale of Tindeco Wharf            0         25,000
  Capital expenditures                             0       (152,172)
                                            --------    -----------
 Net cash (used in) investing activities           0       (127,172)
                                            --------    -----------
Cash flows from financing activities:
 Borrowings under debt obligations            24,551              0
 Principal payments under debt obligations         0        (70,511)
                                            --------    -----------
Net cash provided by (used in)
 financing activities                         24,551        (70,511)
                                            --------    -----------
Increase (decrease) in cash and cash
 equivalents                                   6,311       (111,601)
Cash and cash equivalents at beginning
 of period                                    12,963        119,481
                                            --------    -----------
Cash and cash equivalents at end of
 period                                     $ 19,274    $     7,880
                                            ========    ===========


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

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors II (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


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


NOTE 3 - SUBSEQUENT EVENT
-------------------------

In June 2005, the River Street Inn located in Savannah, Georgia was foreclosed upon by the mortgage lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

     (1)     Liquidity

              As of June 30, 2004, Registrant had cash of $19,274. Cash generated from operations is used primarily to fund operating expenses and debt service. The Registrant is not aware of any additional sources of liquidity. Because Registrant's liabilities substantially exceed its assets, and its ongoing operational expense and debt service requirements substantially exceed its available cash or cash flow, Registrant is insolvent.

              As of June 30, 2004, Registrant had restricted cash of $28,076 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               In 2003, the Registrant determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant began the process of dissolution. In connection therewith, on June 30, 2003, the Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan

     (2)     Capital Resources

             Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any.

     (3)     Results of Operations

              During the second quarter of 2004, Registrant incurred a net loss of $258,740 ($12.44 per limited partnership unit) compared to an income of $21,411,935 ($1,029.35 per limited partnership unit) for the same period in 2003. For the first six months of 2004, the Registrant incurred a net loss of $649,273 ($31.21 per limited partnership unit) compared to a net income of $20,752,729 ($997.66 per limited partnership unit) for the same period in 2003. Included in the net income for the second quarter and the first six months of 2003 is a book gain on the sale of Tindeco Wharf of $21,777,364.

             Rental income decreased $1,363,437 from $1,503,700 in the second quarter of 2003 to $140,263 in the same period in 2004 and decreased $2,647,910 from $2,863,085 for the first six months of 2003 to $215,175 in the same period of 2004. The decrease in rental income from the second quarter and the first six months of 2003 to the same period in 2004 is due to the sale of Tindeco Wharf on June 30, 2003.

              Hotel income increased $65,451 from $468,940 in the second quarter of 2003 to $534,391 in the same period in 2004 and increased $120,900 from $790,880 for the first six months of 2003 to $911,780 for the same period in 2004. The increase in hotel income for the second quarter and the first six months of 2004 compared to the same periods in 2003 is due to an increase in average room occupancy for the second quarter (77% to 84%) and for the first six months (65% to 75%).

              Rental operations expense is no longer incurred due to the sale of Tindeco Wharf on June 30, 2003.

              Hotel operations expense increased $3,429 from $396,716 in the second quarter of 2003 to $400,145 in the same period in 2004 and for the first six months increased $37,149 from $680,956 in the first six months of 2003 to $718,105 in the same period in 2004. The increase in hotel operations expense from the second quarter and the first six months of 2003 to the same periods in 2004 is due to an increase in maintenance expense and an increase wages and salaries expense, partially offset by a decrease in room expense and a decrease utilities expense. The increase in maintenance expense is due to an increase in maintenance contracts and building repairs. The increase in wages and salaries expense is due to an increase in the sales managers and night auditors salaries. The decrease in room expense is due to a decrease in guest supplies. The decrease in utilities expense is due to a decrease in electricity and gas charges.

                Interest expense decreased $535,547 from $930,696 in the second quarter of 2003 to $395,149 during the same period in 2004 and decreased $1,256,103 from $2,042,814 from the first six months of 2003 to $786,711 during the same period in 2004. The decrease in interest expense from the second quarter and the first six months of 2003, compared to the same periods in 2004 is due to the sale of Tindeco Wharf on June 30, 2003, partially offset by an increase at The River Street Inn/Factor's Walk due to an addition to principal for the first mortgage.

              Losses incurred during the second quarter of 2004 at the Registrant's properties was approximately $162,000 compared to an income of approximately $9,200 in 2003. For the first six months of 2004 losses at the Registrant's properties was approximately $448,000 compared to losses of approximately $825,000 in 2003.

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

            31 (Not attached)   Certification pursuant to  Rule
                                13a - 14(a) / 15d - 14(a)
                                (To be attached with amended 10-
                                Q/A)

            32 (Not attached)   Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002
                                (To  be filed with amended  10-
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