Form 10-Q
period 2004-09-30
DIVERSIFIED HISTORIC INVESTORS II
filed 2005-09-23
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----
This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors II  (the "Registrant")  is  filing the  following Quarterly Report on Form 10-Q for the period ended
September   30,  2004  containing  "unreviewed"  and  "unaudited"
consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrant's outstanding consolidated financial statements. The audit field work began in July 2005, however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

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

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------
                                      September 30,    December 31,
                                          2004             2003
                                          ----             ----


Rental properties, at cost:
 Land                                $   200,000     $   200,000
 Buildings and improvements           10,365,244      10,365,244
 Furniture and fixtures                  855,612         855,612
                                     -----------     -----------
                                      11,420,856      11,420,856
Less  -  accumulated  depreciation    (7,427,722)     (7,109,896)
                                     -----------     -----------
                                       3,993,134       4,310,960
Cash and cash equivalents                 13,358          12,963
Restricted cash                           58,362          27,706
Accounts  and  notes receivable          173,240         131,673
Other assets (net of amortization
 of $129,304 and $119,916)               143,380         149,305
                                     -----------     -----------
     Total                           $ 4,381,474     $ 4,632,607
                                     ===========     ===========


                 Liabilities and Partners' Equity
                 --------------------------------

Liabilities:
 Debt obligations                    $ 9,101,255     $ 9,076,704
 Accounts payable:
  Trade                                4,419,225       4,164,610
  Related parties                      1,921,608       1,723,539
 Interest payable                      3,197,624       2,931,268
 Tenant security deposits                 13,445          14,385
 Accrued liabilities                   1,719,944       1,650,964
                                     -----------     -----------
     Total liabilities                20,373,101      19,561,470
Partners' deficit                    (15,991,627)    (14,928,863)
                                     -----------     -----------
     Total                           $ 4,381,474     $ 4,632,607
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

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income        $122,399    $124,460  $  337,573  $ 2,987,545
 Hotel income          395,345     355,041   1,307,125    1,145,921
 Gain on sale                0           0           0   21,777,364
 Insurance Proceeds          0           0       3,256            0
 Interest income             0           0           0        6,004
                      --------    --------  ----------  -----------
  Total revenues       517,744     479,501   1,647,954   25,916,834
                      --------    --------  ----------  -----------
Costs and expenses:
 Rental operations           0           0           0    1,096,077
 Hotel operations      422,331     397,769   1,140,436    1,082,526
 Interest              399,603     385,115   1,186,314    2,427,928
 Capital improvements      230           0      56,754            0
 Depreciation and
  amortization         109,071     109,762     327,214      970,716
                      --------    --------  ----------  -----------
  Total costs and
   expenses            931,235     892,646   2,710,718    5,577,247
                      --------    --------  ----------  -----------
Net loss             ($413,491)  ($413,145)($1,062,764) $20,339,587
                      ========    ========  ==========  ===========

Net loss per limited
 partnership unit:   ($  19.88)  ($  19.86)($    51.09) $    977.80
                      ========    ========  ==========  ===========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2004          2003
                                             ----          ----

Cash flows from operating activities:
 Net (loss) income                       ($1,062,764) $20,339,587
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization              327,214      970,716
  Gain on sale - Tindeco Wharf                     0  (21,777,364)
 Changes in assets and liabilities:
  Increase in restricted cash                (30,656)    (650,245)
  Increase in accounts receivable            (41,567)     (51,142)
  (Increase) decrease in other assets         (3,461)     239,138
  Increase in accounts payable - trade        88,322       66,570
  Increase in accounts payable -
   related parties                           364,361      337,557
  Increase in interest payable               266,357      611,741
  Increase (decrease) in accrued
   liabilities                                68,980      (92,626)
  (Decrease) increase in tenant
   security deposits                            (941)      12,290
                                          ----------  -----------
 Net cash (used in) provided by
  operating activities                       (24,155)       6,222
                                          ----------  -----------
Net cash used in investing activities:
 Cash proceeds - sale of Tindeco Wharf             0      100,000
 Capital expenditures                              0     (152,172)
                                          ----------  -----------
Net cash used in investing activities              0      (52,172)
                                          ----------  -----------
Cash flows from financing activities:
 Borrowings under debt obligations            24,551            0
 Principal payments under debt obligations         0      (70,512)
                                          ----------  -----------
 Net cash provided by (used in)
  financing activities                        24,551      (70,512)
                                          ----------  -----------
Increase (decrease) in cash and cash
 equivalents                                     396     (116,462)

Cash and cash equivalents at beginning
 of period                                    12,962      119,481
                                          ----------  -----------
Cash and cash equivalents at end of
 period                                   $   13,358  $     3,019
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


NOTE 2 - GAIN ON SALE
---------------------

The Registrant has determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its Partnership Agreement, Registrant began the process of dissolution. In connection therewith on June 30, 2003 Registrant transferred its interest in Tindeco Wharf to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan. The Registrant recognized a book gain on sale in the amount of $21,777,364.


NOTE 3 - SUBSEQUENT EVENT
-------------------------

In June 2005, the River Street Inn located in Savannah, Georgia was foreclosed upon by the mortgage lender.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

     (1)     Liquidity

              As of September 30, 2004, Registrant had cash of $13,358. Cash generated from operations is used primarily to fund operating expenses and debt service. Because Registrant's liabilities substantially exceed its assets, and its ongoing operational expense and debt service requirements substantially exceed its available cash or cash flow, Registrant is insolvent.

              As of September 30, 2004, Registrant had restricted cash of $58,362 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

     (3)     Results of Operations

               During the third quarter of 2004, Registrant incurred a net loss of $413,491 ($19.88 per limited partnership unit) compared to a net loss of $413,145 ($19.86 per limited partnership unit) for the same period in 2003. For the first nine months of 2004, the Registrant recognized a net loss of $1,062,764 ($51.09 per limited partnership unit) compared to a net income of $20,339,587 ($977.80 per limited partnership unit) for the same period in 2003. Included in the net income for the first nine months of 2003 is a gain on sale of Tindeco Wharf of $21,777,364.

              Rental income decreased $2,061 from $124,460 in the third quarter of 2003 to $122,399 in the same period of 2004, and decreased $2,649,972 from $2,987,545 in the first nine months of 2003 to $337,573 in the same period of 2004. Rental income decreased during the third quarter and first nine months of 2003 compared to the same periods in 2004, due to the decrease in average rental rates at Factors Walk. For the first nine months of 2003 compared to the same period in 2004, rental income decreased due to the sale of Tindeco Wharf on June 30, 2003.

              Hotel income increased $40,304 from $355,041 in the third quarter of 2003 to $395,345 in the same period in 2004, and increased $161,204 from $1,145,921 in the first nine months of 2003 to $1,307,125 in the same period of 2004. The increase in hotel income from the third quarter and first nine months of 2003 to the same periods in 2004 is due to an increase in average room occupancy (64% to 74%).

              Rental operations expense is no longer incurred due to the sale of Tindeco Wharf on June 30, 2003.

              Hotel operations expense increased $24,562 from $397,769 in the third quarter of 2003 to $422,331 in the same period of 2004 and increased $57,910 from $1,082,526 for the first nine months of 2003 to $1,140,436 for the same period in
2004. The increase in hotel operations expense from the third quarter and the first nine months of 2003 compared to the same periods in 2004 is due to an increase in wages and salaries expense and insurance expense, partially offset by a decrease in room expense and legal and accounting expense. The increase in wages and salaries expense is due to an increase in employee benefits. The increase in insurance expense is due to changing market conditions. The decrease in room expense is due to a decrease in package expense and guest supplies. The decrease in legal and accounting expense is due to a decrease in professional fees.

              Interest expense increased $14,488 from $385,115 in the third quarter of 2003 to $399,603 for the same period in 2004. The increase in interest expense from the third quarter of 2003 to the same period in 2004 is due an increase at The River Street Inn/Factor's Walk due to an addition to principal for the first mortgage.

               Interest expense decreased $1,241,614 from $2,427,928 in the first nine months of 2003 to $1,186,314 for the same period in 2004. The decrease in interest expense from the first nine months of 2003 to the same period in 2004 is due to the sale of Tindeco Wharf on June 30, 2003.

               Losses incurred during the quarter at the Registrant's properties were approximately $314,000 compared to a loss of approximately $328,000 for the same period in 2003. For the first nine months of 2004, the Registrant's properties incurred a loss of approximately $762,000 compared to a loss of approximately $1,438,000 for the same period in 2003.

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


Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk
          -----------------------------------------------------

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

            31 (Not attached)   General Partners Opinion
                                Certification
                                (To  be filed with amended  10-
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

Date: September 23, 2005           By: /s/ Spencer Wertheimer
      ------------------               ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)