Form 10-K
period 2004-12-31
DIVERSIFIED HISTORIC INVESTORS II
filed 2005-09-23
CIK 763566

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2004
                         ---------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "Unaudited" financial statements for the period ended December 31, 2004 and 2003. Please refer to the Explanatory Note below.


                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors II (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2004 containing "unaudited" consolidated financial statements.

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

In the interim, pursuant to advice received by the SEC, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2004 and 2003, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

           Diversified Historic Investors II ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 2004, Registrant had outstanding 20,593.3 units of limited partnership interest (the "Units").

          As of December 31, 2004, the registrant was in its operating stage. It originally owned four properties or interests therein. Its interest in three properties were lost through foreclosure and its interest in a fourth property was sold. As of December 31, 2004 it owned one property. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, see
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

              All properties acquired either by the Registrant, or the subsidiary partnerships in which it had an interest, were rehabilitated and certified as historic structures and received the related investment tax credit. As of December 31, 2004, Registrant owned one property located in Georgia. The property contains 22,499 square feet ("sf") of commercial/retail space and 44 hotel rooms. As of December 31, 2004, 14,422 sf of commercial space was under lease at annual rental rates ranging from $13.94 per sf to $32.75 per sf. Throughout 2004, all of the hotel rooms were available for use. During 2004, the hotel maintained an average nightly room rate of $134.10 and average occupancy of 72%. Rental of the commercial space has not been seasonal. However, the hotel does experience seasonal changes, with the busiest months being March, April and October and the slowest months being January and December.

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

              In June 2005, Factors Walk was foreclosed upon by its mortgage lender.

                    d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.


Item 2.   Properties
          ----------

              As of December 31, 2004, Registrant owned one property; the River Street Inn/Factor's Walk. This property consists of 44 hotel rooms and 22,499 sf of commercial space located at 115 E. River Street in Savannah, Georgia. In August 1985, Registrant was admitted with a 99% interest in Factor's Walk Partners ("FWP") a Georgia general partnership, for $3,600,409. FWP acquired and rehabilitated the property for $8,900,409 ($127 per sf), including financing through an issuance by a governmental agency of tax-exempt bonds in the principal amount of $5,800,000. The excess of equity and mortgage financing over the acquisition and rehabilitation costs was utilized to provide working capital reserves of $500,000. The bonds bore interest at TENR (a rate based on yields of high quality, short-term tax exempt obligations) plus 0.5% until December 30, 1996 and were guaranteed by a private corporation. On December 30, 1996, both the bonds and the guarantee were sold. The new holder of the bonds exercised its right to convert the interest rate from the variable rate to 14% due to the credit rating of the new guarantor. The principal balance of the bonds at December 31, 2004 was $6,004,947; the bonds become due on December 31, 2015.

              The property is managed by BCMI. As of December 31, 2004, 14,422 sf of the commercial space (64%) was under lease at annual rental rates ranging from $13.94 to $32.75. The property also maintains 44 operating hotel rooms at an average nightly rate of $134.10. The average occupancy for 2004 was approximately 72%. The hotel occupancy rate for the previous four years was 62% in 2003, 66% in 2002, 66% in 2001 and 61% in 2000. The average room rates were $131.82 for 2003, $132.95 for 2002, $125.05 for 2001, and $124.23 for
2000. The occupancy for the commercial space was 60% for 2003, 67% for 2002, 66% for 2001, and 74% for 2000. The range for annual rents was $13.94 to $31.8 per sf for 2003, $13.47 to $31.00 per sf for 2002,
$9.63  to $31.00 per sf for 2001 and $9.63 to $30.00 per sf for  2000.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a retail store.

              The following is a table showing commercial lease expirations at Factor's Walk for the next five years.


                                        Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
     Years    expiring     leases       leases     property
     -----    ---------   --------    ----------  ----------

     2005         2         1,460        43,234     16%
     2006         4         7,374       124,183     44%
     2007         0             0             0      0%
     2008         2         1,290        23,321      8%
 Thereafter       3         4,298        89,178     32%

              For tax purposes, this property has a federal tax basis of $10,810,859 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $119,349 which is based on an assessed value of $2,832,400 taxed at a rate of $42.14 per $1,000. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


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

                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

           a. There is no established public trading market for the Units. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 31 Units of record were transferred in 2004.

           b. As of December 31, 2004 there were 2,573 record holders of Units.

          c. Registrant did not make any cash distributions in 2004 or 2003.


Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data are for the five years ended December 31, 2004. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2004        2003        2002        2001        2000
                    ----        ----        ----        ----        ----
                 Unaudited    Unaudited

Rental income  $   436,901 $ 3,071,504 $ 5,601,409 $ 5,340,239 $ 5,462,332
Hotel revenues   1,732,449   1,488,779   1,587,328   1,535,825   1,305,660
Interest income          0       6,015      11,583      41,165      45,742
Net income
 (loss)         (1,345,912) 19,872,306  (2,199,044) (2,294,872) (2,474,642)
Net income
 (loss) per Unit    (64.70)     955.34     (105.72)    (110.32)    (118.97)
Total assets
 (net of
 depreciation
 and
 amortization)   4,298,320   4,632,607  20,846,836  22,043,707  25,074,714
Debt
 obligations     9,101,275   9,076,704  32,608,543  32,739,177  33,792,649


Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

              At December 31, 2004, Registrant had cash of $17,857. Cash generated from operations is used primarily to fund operating expenses and debt service. The Registrant is not aware of any additional sources of liquidity. Because Registrant's liabilities substantially exceed its assets, and its ongoing operational expense and debt service requirements substantially exceed its available cash or cash flow, Registrant is insolvent.

              As of December 31, 2004, Registrant had restricted cash of $29,500 consisting of funds held as escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              During the five fiscal years 2000 through 2004, the Registrant has realized significant losses, including the foreclosure of two properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service, and the sale of a third property. As of June 2005, the Registrant's remaining property, Factors Walk, was foreclosed upon by its mortgage holder. As a result of the foreclosure, no cash was available to the Registrant to make distributions to partners or pay the general and administrative expenses owed to the Registrant.


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

          (3)  Results of Operations

               During 2004, Registrant recognized a net loss of $1,345,912 (64.70 per limited partnership unit), compared to a net income of $19,872,306 ($955.34 per limited partnership unit) in 2003, and a net loss of $2,199,044 ($105.72 per limited partnership unit) in 2002.
               Rental and hotel income was $2,169,350 in 2004, $4,560,283 in 2003, and $7,188,737 in 2002. The decrease in rental income from 2003 to 2004 was due to (i) the sale of Tindeco Wharf on June 30, 2003. (ii) an increase in rental income at Factors Walk is due to an increase in rent overages in 2004. (iii) an increase in hotel income due to an increase in average occupancy at Factors Walk (62% to 72%) and an increase in average daily room rates ($131.82 to $134.10). Rental and hotel income was $4,560,283 in 2003, $7,188,737 in 2002, and $6,876,064 in 2001. The decrease in rental income from 2002 to 2003 was due to (i) the sale of Tindeco Wharf on June 30, 2003
(ii) a decrease in rented commercial space at Factors Walk from 14,022 sf. in 2002 to 13,460 sf. in 2003, and (iii) a decrease in hotel income at Factors Walk due to a decrease in average occupancy (66% to 62%) and a decrease in average daily room rates ($132.95 to $131.82).

              Interest income was $0 in 2004, $6,015 in 2003 and $11,583 in 2002. The decrease in interest income from 2002 to 2004 is due to a decrease in invested cash balances due to the sale of Tindeco Wharf on June 30, 2003.

             Rental operations expense was $31,651 in 2004, $1,096,076 in 2003, and $2,104,817 in 2002. The decrease in rental operations expense from 2002 to 2004 was due the sale of Tindeco Wharf on June 30, 2003.

               Hotel operations expense was $1,452,656 in 2004, $1,398,173 in 2003, and $1,337,487 in 2002. The increase in hotel operations expense from 2003 to 2004 was due to an increase in wages and salaries, utilities and administrative expenses. The increase in wages and salaries expense was due to increased wages for desk clerks and sales managers. The increase in utility expense is a product of increased occupancy. The increase in administrative expenses was also due to increased occupancy, most notably increased credit card charges. The increase in hotel operations expense from 2002 to 2003 was due to an increase in insurance expense, maintenance expense and wages and salaries. The increase in insurance expense was due to the changing market conditions. The increase in maintenance expense was due to an increase in electrical, mechanical and general building repairs. The increase in wages and salaries expense was due to an increase in sales and inn managers.
              Interest  expense was $1,586,292 in 2004, $2,914,074  in
2003 and $4,197,597 in 2002. The decrease in interest expense from 2002 to 2004 was due to the sale of Tindeco Wharf on June 30, 2003.

              Depreciation  and  amortization was  $447,920  in  2004,
$1,080,871   in  2003  and  $1,759,463  in  2002.  The   decrease   in
depreciation expense from 2002 to 2004 was due to the sale of fixed assets of Tindeco Wharf on June 30, 2003.

             On June 30, 2003, the Registrant transferred its interest in Tindeco Wharf Partnership to an affiliate of the owner of the second mortgage loan, which was deemed in default, secured by the property of Tindeco Wharf. At transfer, the liabilities of Tindeco Wharf exceeded the value of Registrant's interest in Tindeco Wharf. In exchange for such interest, Registrant's cost of dissolution, up to $100,000, was paid by the holder of such second mortgage loan. Because this resulted in extinguishment of the liabilities associated with the property, even though no cash was received, the Registrant recognized a book gain on sale in the amount of $21,777,364.

                In 2004, approximately $1,345,912 of book loss was incurred at the Registrant's one property. In 2003, approximately $20,541,000 of book income was recognized at the Registrant's two properties even though no net cash was distributed or distributable to Registrant there from. Included in the book gain for 2003 is a book gain on the disposition of fixed assets in the amount of $21,777,364. In 2002 the registrant incurred a loss of approximately $1,831,000.


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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                            Page
                                                              ----

   Consolidated Balance Sheets at December  31,  2004  -       11
2003 (unaudited)

   Consolidated Statements of Operations for  the  Years       12
Ended December 31, 2004 - 2003 (unaudited) , and 2002

   Consolidated  Statements  of  Changes  in   Partners'       13
Equity  for the Years Ended December 31, 2004 -  2003
(unaudited), and 2002

   Consolidated Statements of Cash Flows for  the  Years       14
Ended December 31, 2004 - 2003 (unaudited), and 2002

   Notes   to   consolidated  financial   statements   -      15-21
(unaudited)


Financial statement schedules: - (unaudited)

   Schedule   XI   -   Real   Estate   and   Accumulated      22-23
Depreciation - (unaudited)

   Notes to Schedule XI - (unaudited)                          24





All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS II
                  ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2004 and 2003

                                Assets
                                ------
                                             2004        2003
                                             ----        ----
                                          (Unaudited)

Rental properties at cost:
 Land                                   $   200,000  $   200,000
 Buildings and improvements              10,365,244   10,365,244
 Furniture and fixtures                     923,367      855,612
                                        -----------  -----------
                                         11,488,611   11,420,856
  Less - accumulated depreciation        (7,542,950)  (7,109,896)
                                        -----------  -----------
                                          3,945,661    4,310,960
Cash and cash equivalents                    17,857       12,963
Restricted cash                              29,500       27,706
Accounts receivable                         150,988      131,673
Other assets (net of accumulated
 amortization of $134,782 and $119,916)     154,314      149,305
                                        -----------  -----------
          Total                         $ 4,298,320  $ 4,632,607
                                        ===========  ===========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Debt obligations                       $ 9,101,275  $ 9,076,704
 Accounts payable:
  Trade                                   4,447,257    4,164,610
  Related parties                         1,988,227    1,723,539
 Interest payable                         3,233,347    2,931,268
 Tenant security deposits                    13,445       14,385
 Other liabilities                        1,789,545    1,650,964
                                        -----------  -----------
          Total liabilities              20,573,096   19,561,470
Partners' deficit                       (16,274,776) (14,928,863)
                                        -----------  -----------
          Total                         $ 4,298,320  $ 4,632,607
                                        ===========  ===========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002

                                      2004         2003         2002
                                      ----         ----         ----
                                  (Unaudited)   (Unaudited)

Revenues:
 Rental income                    $  436,901  $ 3,071,504   $5,601,409
 Hotel income                      1,732,449    1,488,779    1,587,328
 Interest income                           0        6,015       11,583
 Other income                          3,256       17,838            0
 Gain on Sale of Assets                    0   21,777,364            0
                                  ----------  -----------   ----------
          Total revenues           2,172,606   26,361,500    7,200,320
                                  ----------  -----------   ----------
Costs and expenses:
 Rental operations                    31,650    1,096,076    2,104,817
 Hotel operations                  1,452,656    1,398,173    1,337,487
 Interest                          1,586,292    2,914,074    4,197,597
 Depreciation and amortization       447,920    1,080,871    1,759,463
                                  ----------  -----------   ----------
           Total costs and
            expenses               3,518,518    6,489,194    9,399,364
                                  ----------  -----------   ----------
Net income (loss)                ($1,345,912) $19,872,306  ($2,199,044)
                                  ==========  ===========   ==========

Net loss per limited partnership
 unit:
 Total loss per limited
  partnership unit
                                 ($    64.70) $    955.34  ($   105.72)
                                  ==========  ===========   ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS II
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2004, 2003 and 2002


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      (I)      Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2001      ($497,441) ($32,104,684) ($32,602,125)
Net loss                            (21,990)   (2,177,054)   (2,199,044)
                                   --------   -----------   -----------
Balance at December 31,2002        (519,431)  (34,281,738)  (34,801,169)
Net income                          198,723    19,673,583    19,872,306
                                   --------   -----------   -----------
Balance at December 31, 2003       (320,708)  (14,608,155)  (14,928,863)
Net Loss (unaudited)                (13,459)   (1,332,453)   (1,345,912)
                                   --------   -----------   -----------
Balance at December 31, 2004
 (unaudited)                      ($334,167) ($15,940,608) ($16,274,775)
                                   ========   ===========   ===========

 (1) General Partner.

 (2) 20,593.3 limited partnership units outstanding at December 31, 2004, 2003, and 2002.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS II
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002


                                          2004      2003         2002
                                          ----      ----         ----
                                      (Unaudited) (Unaudited)

Cash flows from operating
 activities:
 Net income (loss)                  ($1,345,912) $19,872,306 ($2,199,044)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
  Depreciation and amortization         447,920    1,080,871   1,759,463
  Gain on Sale of Tindeco Wharf               0  (21,777,364)          0
 Changes in assets and liabilities:
  (Increase) decrease in restricted
   cash                                  (1,794)    (620,019) (1,074,877)
  Decrease (increase) in accounts
   receivable                           (19,315)      23,485     (56,403)
  Decrease (increase) in other
   assets                               (19,875)     216,391     641,909
  (Decrease) Increase in accounts
   payable - trade
                                         56,250      (37,667)    227,338
  Increase (decrease) in accounts
    payable - related parties           491,084      452,355     257,751
  Increase in interest payable          302,079      834,063     508,796
  Increase in tenant security
   deposits                                (940)      11,069      39,349
  (Decrease) increase in other
   liabilities                          138,580      (42,238)     99,574
                                     ----------  -----------  ----------
    Net cash provided by operating
     activities                          48,077       13,252     203,856
                                     ----------  -----------  ----------
Cash flows from investing activities:
 Proceeds from the sale of
  fixed assets                                0      100,000           0
  Capital expenditures                  (67,754)    (152,172)   (129,005)
                                     ----------  -----------  ----------
     Net cash used in investing
      activities                        (67,754)     (52,172)   (129,005)
                                     ----------  -----------  ----------
Cash flows from financing activities:
 Borrowings under debt obligations       24,571            0         520
 Payments of principal under debt
  obligations                                 0      (67,597)   (131,154)
                                     ----------  -----------  ----------
      Net cash (used in) provided by
       financing activities              24,571      (67,597)   (130,634)
                                     ----------  -----------  ----------
(Decrease) increase in cash and
 cash equivalents                         4,894     (106,517)    (55,783)
Cash and cash equivalents at
 beginning of year                       12,963      119,480     175,264
                                     ----------  -----------  ----------

Cash and cash equivalents at end
 of year                             $  17,857    $   12,963  $  119,481
                                     =========    ==========  ==========


Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest                            $ 829,928    $1,644,274  $3,347,070
                                      =========    ==========  ==========


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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of one subsidiary partnership (the "Venture"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for the years presented.

2.   Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.   Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

4.   Net Income per Limited Partnership Unit

The net income per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (20,593.3 in 2004, 2003 and 2002).

5.   Income Taxes

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


NOTE C - DEBT OBLIGATIONS
-------------------------

Debt obligations were as follows:

                                                 December 31,
                                              2004         2003
                                              ----         ----
                                          (unaudited)  (unaudited)
Mortgage  loan,  interest  only  at  14%;  $7,301,275   $7,276,704
principal   due   December   31,    2015,
collateralized  by  the  related   rental
property

Mortgage  loan,  interest  at  12%,   due
January  1, 1992, collateralized  by  the
related rental property (A)                 1,800,000    1,800,000
                                           ----------   ----------
                                           $9,101,275   $9,076,704
                                           ==========   ==========



Approximate maturities of mortgage loan obligations, at December 31, 2004 for each of the succeeding five years are as follows:

Year ending December 31,  (unaudited)

    2005                     $1,800,000
    2006                              0
    2007                              0
    2008                              0
    2009                              0
    Thereafter                7,301,275
                             ----------
                             $9,101,275
                             ==========

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

In August 1985, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owned a building located in Savannah, Georgia, consisting of 22,559 commercial square feet and a 44 room hotel, for a cash capital contribution of $3,600,409.

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


NOTE E - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

J. A. Jones Construction Company ("Jones") contracted with Factor's Walk Partners ("FWP"), a subsidiary of the Partnership, for the renovation of what was originally a warehouse, into the River Street Inn/Factor's Walk. During construction, numerous disputes arose between the parties. As a result of those disputes, Jones abandoned the project prior to completion and filed suit in the matter of J.A. Jones Construction Company v. Factor's Walk Partners in the United States District Court for the Northern District of Georgia. On January 1, 1994, the court entered a judgment in favor of Jones and against FWP in the amount of $1,069,017. The judgment accrued interest at 9.5% and $62,562 of interest was accrued in both 1995 and 1994. FWP filed an appeal which was held in abeyance while FWP and Jones participated in a court sponsored settlement program. On November 8, 1996, a settlement agreement was reached whereby a note in the amount of $1,000,000 was issued. The note calls for 6% interest until September 1, 1997, with the rate increasing .5% on each August 1 thereafter to a maximum of prime plus 2% (therefore, 7.25% at December 31, 2004) and is due on October 1, 2011. Interest is due quarterly with the first payment due September 1, 1997.


NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2004 and 2003 was $30,105 and $30,023, respectively. The balance of the note at December 31, 2004 was $197,409.

On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2004 and 2003 was $264,687 and $226,896 respectively. Payments on the judgment are to be made from available cash flow before any distribution can be made to the limited partners. The balance of the note at December 31, 2004 is $1,882,352.


NOTE G - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follows:

                                      For the Years Ended December 31,

                                        2004        2003        2002
                                        ----        ----        ----
                                   (unaudited)  (unaudited)

Net loss - book                  ($1,345,912)  $19,872,306 ($2,199,044)
 Gaap to tax difference -
 Book gain on Sale of Tindeco Wharf        0    (6,981,724)          0
 Depreciation                         41,111        66,854    (143,025)
 Interest                            592,390       957,539   1,038,997
 Other interest                            0             0           0
 Guarantor fees                      121,800       121,800     121,800
 Investor service fee                               10,000      20,000
 Other                                     3       (12,489)    (28,196)
Minority interest - tax only           5,742        37,882      66,070
                                  ----------   -----------  ----------
Net loss - tax                   ($  584,866)  $14,072,168 ($1,123,398)
                                  ==========   ===========  ==========

Partners' equity - book         ($16,274,776) ($14,928,863)($34,801,169)
Costs of issuance                  2,471,196     2,471,196    2,471,196
Cumulative tax over (under) book
 loss                              6,518,019     5,756,972    9,006,582
Facade easement donation (tax only)  203,778       203,778      203,778
Prior period adjustment               48,071        48,071       48,071
Capital adjustments (tax only)      (324,580)     (324,580)    (324,580)
                                 -----------   -----------  -----------
Partners' equity - tax          ($ 7,358,292) ($ 6,773,426)($23,396,122)
                                 ===========   ===========  ===========



NOTE H - BOOK GAIN ON SALE
--------------------------

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


NOTE I - QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2004
                  ------------------------------------------------
Revenues:
 Rental income      $ 99,327   $122,399       $140,263   $ 74,912
 Hotel income        425,324    395,345        534,391    377,389
 Other income              0          0          3,256          0
                    --------   --------       --------   --------
  Total revenues     524,651    517,744        677,910    452,301
                    --------   --------       --------   --------
Costs and expenses:
 Rental operations    31,650          0              0          0
 Hotel operations    312,220    422,331        400,145    317,960
 Interest            399,978    399,603        395,149    391,562
 Capital
  improvements       (56,755)       230         32,284     24,241
 Depreciation and
  amortization       120,706    109,071        109,072    109,071
                    --------   --------       --------   --------
  Total costs and
   expenses          807,799    931,235        936,650    842,834
                    --------   --------       --------   --------
Net loss           ($283,148) ($413,491)     ($258,740) ($390,533)
                    ========   ========       ========   ========

Net loss per
 limited
 partnership unit: ($  13.61) ($  19.88)     ($  12.44) ($  18.77)
                    ========   ========       ========   ========


NOTE J - SUBSEQUENT EVENT
-------------------------

In June 2005, Factors Walk was foreclosed upon by its mortgage lender.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                                  (UNAUDITED)




                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings     Land
                                            and        and
                 Encumbrances            Improve-   Improve-
Description (a)      (f)       Land       ments       ments
---------------  ------------  ----      ---------  --------
44 room hotel
with 22,559
square feet of
commercial
space in
Savannah, GA      $7,276,704 $200,000   $9,245,914 $2,042,696

                             Gross Amount at which Carried at
                                    December 31, 2004
                             --------------------------------
                                     (Unaudited)



                             Buildings            Accumu-   Date
                                and                lated     of
                              Improv-    Total     Depr.   Constr.   Date
Description (a)       Land     ments    (c) (d)   (d) (e)    (a)   Acquired
--------------        ----   ---------  -------   -------- ------- --------
44 room hotel
with 22,559
square feet of
commercial
space in                                                      1985-
Savannah, GA      $200,000 $11,288,610 $11,488,610 $7,542,950 1986  8/9/85

                   DIVERSIFIED HISTORIC INVESTORS II
                   ---------------------------------
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2004

(A) The property is a certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such property was rehabilitated.

(B)  Includes  development/rehabilitation costs incurred  pursuant  to
     development  agreements  entered  into  when  the  property   was
     acquired.

(C) The aggregate cost of real estate owned at December 31, 2004, for Federal income tax purposes is $10,810,859. The depreciable basis of buildings and improvements is reduced for federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Reconciliation of real estate:

                                        2004        2003         2002
                                        ----        ----         ----
                                    (Unaudited)  (Unaudited)

Balance at beginning of year        $11,420,856 $43,488,645  $43,359,639
Additions during the year:
 Improvements                            67,754     152,172      129,006
 Deductions due to sale/foreclosure           0 (32,219,961)           0
                                    ----------- -----------  -----------
Balance at end of year              $11,488,610 $11,420,856  $43,488,645
                                    =========== ===========  ===========

Reconciliation of accumulated depreciation:
                                        2004        2003         2002
                                        ----        ----         ----
Balance at beginning of year        $7,109,896  $26,361,987  $24,658,035
Depreciation expense for the year      433,054    1,080,871    1,703,952
Decreases due to sale/foreclosure            0  (20,332,962)           0
                                    ----------  -----------  -----------
Balance at end of year              $7,542,950  $ 7,109,896  $26,361,987
                                    ==========  ===========  ===========


(E) See Note B to the financial statements for depreciation method and lives.

(F) See Note E to the financial statements for information regarding certain contingencies.

PAGE>


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

          Donna M. Zanghi (age 47) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. (an affiliate of D,
Ltd) since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 39) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2004, Registrant has paid no cash compensation to DoHA, any partner therein or any person named in paragraph c. of Item 10. Certain fees have been paid to DHP, Inc. by Registrant.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2004, or is proposed to be paid or distributed in the future, to DoHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2004 to DoHA, any partner therein, or any person named in paragraph c. of Item 10.

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA for fiscal years 1998 through 2004.

           On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable, from FWP to the Partnership that had been assigned to DHP, Inc. The note was in the stated amount of $55,951 and bore interest at 10%; the note was due on June 30, 1997. On January 13, 1994 D, LTD obtained a judgment on this note in the amount of $73,184 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. On March 31, 2000 the note was sold. Interest accrued during 2004 and 2003 was $30,105 and $30,023, respectively. The balance of the note at December 31, 2004 was $197,409.

           On June 30, 1992, DHP, Inc. assigned to D, LTD a note receivable from the Partnership in the stated amount of $404,046. The note bore interest at 10% and was due on June 30, 1997. On March 23, 1993, D, LTD obtained a judgment on this note in the amount of $454,299 in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued during 2004 and 2003 was $264,687 and $226,896 respectively. Payments on the judgment are to be made from available cash flow before any distribution can be made to the limited partners. The balance of the note at December 31, 2004 is $1,882,352.

           a. Certain Business Relationships - Registrant has no directors.

           b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

      The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2004        2003
                                             ----        ----
                                          (Unaudited)

Audit Fees (1).........................     $ 5,000      $5,000
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................      16,500      16,500
All Other Fees (4).....................        -           -
                                            -------     -------
Total..................................     $21,500     $21,500
                                            =======     =======
       1. Audit Fees - Audit fees for the years ended December 31, 2004 and 2003, respectively, were accrued for professional services to be performed by Russell Bedford Mirchandani Stefanou, LLP for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions, and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2003 and 2003, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above; however, no such assurance or services were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2003 and 2003, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

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

                                PART IV
                                -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports

          1. Financial Statements:

                           a.     Consolidated  Balance  Sheets   at
                 December 31, 2004 - 2003 (unaudited).

                           b.   Consolidated Statements of Operations
                 for   the  Years  Ended  December  31,  2004  -  2003
                 (unaudited)  and 2002.

                           c.   Consolidated Statements of Changes in
                 Partners' Equity for the Years Ended December 31, 2004 - 2003 (unaudited)and 2002.

                           d.   Consolidated Statements of Cash Flows
                 for   the  Years  Ended  December  31,  2004  -  2003
                 (unaudited) and 2002.

                           e.     Notes  to  consolidated  financial
                 statements. - (unaudited)


           2. Financial   statement   schedules:   -
                 (unaudited)

                           a.     Schedule  XI-  Real   Estate   and
                 Accumulated Depreciation. - (unaudited)

                           b.   Notes to Schedule XI. - (unaudited)


            3. Exhibits:

                (a)Exhibit Number   Document
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


Date:  September 23, 2005  DIVERSIFIED HISTORIC INVESTORS II
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